Form 10-Q
period 2017-06-30
Achison Inc
filed 2017-08-04
CIK 1672571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0070
Expire: September 30, 2018
Estimated average burden
hours per response ......... 187.43
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 333-211051

Achison Inc (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)

47-2643986 (I.R.S. Employer Identification Number)

3906 Main Street, 207, Flushing, NY11354 (Address of principal executive offices) (Zip Code)

646-508-6285 (Registrant's telephone number, including area code)

None (Former name, former address and former fi scal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [ X ]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                     Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)       Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [ X ]   No [ ]

On June 30, 2017, the registrant had 0 shares of Class A common stock outstanding.

ACHISON INC FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017 TABLE OF CONTENTS

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms "Achison," "company," "we," "us," and "our" in this document refer to Achison, Inc., a New York corporation.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ACHISON INC.
FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2017

ACHISON INC BALANCE SHEETS (UNAUDITED) AS OF JUNE 30, 2017 ASSETS
Current assets:
Cash & cash equivalents	$1,856
Short Term Investment	$2,070
Total current assets	$3,926

TOTAL ASSETS	$3,926

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-
Tax payable	-
Loans	$2,000
Total current liabilities	$2,000

Stockholder's equity:
Common Stock: 0.0000001 Par Value; 99,900,000,000 Shares authorized; 0 share issued and outstanding	-
Additional paid-in capital	$3,917
Retained earnings (Deficit)	$(1,991)
Total stockholder's equity	$1,926

Total liabilities and stockholder's equity	$3,926
ACHISON INC STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE PERIOD FROM APRIL 01, 2017 TO JUNE 30, 2017
Revenues:
Gain (loss) from Investment	$22
Trading Commissions	$7
Unrealized Gain (lose) from Investment	$(159)
Less: (Fee and cpmmission expense)	$(36)
Net profit(lose)	$(166)

Expenses:
Bank Service Charge	$54
Misc. Taxes, Licenses & Permits	$82
Total Expenses	$136

Excess of Revenues over Expenses before Taxes	$(302)

Provision for Taxes	-
NY State Tax	-
NYC Tax	-

Net income (loss)	$(302)
- ACHISON INC STATEMENT OF CHANGES IN STOCKHOLDER'S (UNAUDITED) FOR THE PERIOD FROM APRIL 01, 2017 TO JUNE 30, 2017
Shareholders' equity-April 1, 2017	$1,951

Add: Net (Lose) for the period from April 01, 2017 to June 30, 2017	$(302)

Add: Additional paid-in capital for the period from April 01, 2017 to June 30, 2017	$277

Less: Additional paid-out capital for the period from April 01, 2017 to June 30, 2017	-

Shareholder's equity-June 30, 2017	$1,926
ACHISON INC STATEMENT OF CASH FLOWS FOR THE PERIOD FROM APRIL 01, 2017 TO JUNE 30, 2017
Cash flows from operating activities:
Net Income (lose)	$(302)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-
(Increase)decrease in assets:
Account receivables	-
Short term investments	$(246)
(Increase)decrease in liabilities:
Account payables	-
Net cash provided by (used in) operating activities	$(56)

Cash flows from investing activities:
Long term investments	-
Net cash provided by (used in) investing activities	-

Cash flows from financing activities:
Loans	$2,000
Capital stock	-
Additional paid-in (paid-out) capital	$277

Net cash provided by (used in) financing activities	$277

Net increase (decrease) in cash and cash equivalents	$221

Cash and cash equivalent-April 1, 2017	$1,635

Cash and equivalents-June 30, 2017	$1,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-
Tax expenses	-

ACHISON INC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2017

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Achison Inc., the Company, incorporated in the State of New York on December 29, 2014, is engaged in the investment activities of the spot gold and silver trading in Singapore Markets.

During in its initial operations, the company opened a trading account in Bullion Vault which the brokerage firm registered in England to start trading activities. The company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue the investment activities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The company was incorporated on December 29, 2014, and the Company started its operations to trade the spot gold and spot silver on March 29, 2016.

These accompanying financial statements of the Company is for the period from April 01, 2017 to June 30, 2017.

b. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. Income Taxes

The Company is responsible for paying federal, state and local income tax and, accordingly, provisions are made for income taxes.

d. Basis of measurement

The financial statements have been prepared on the historical cost basis, except for the following material items in the statement of financial position:

(9). All short-term investments including spot gold and spot silver are considered Trading Securities

(b). Short-term investments at fair value through gains or losses are measured at fair value

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e. Cash and Cash Equivalents

The financial statements are presented in US dollar, which is the Company's functional currency. Cash and cash equivalents include cash on hand; cash in banks and brokerage accounts and all highly liquid investments with maturity of three months or less at the time purchase.

The Company maintains its cash balance at a financial institution located in New York and a trading account in Bullion Vault which is in England. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on June 30, 2017:

Cash in Bank and brokerage accounts $1,856

f. Revenue Recognition

The company recognizes capital gains and losses from the spot gold trading and the spot silver trading at the time it sells gold and silver from the trading in brokerage firms. Additionally, it recognizes unrealized gains and losses through adjustments to the fair market value at the end of each period. The change in fair market value is reported on the income statement under "Revenues" - "Unrealized Gain (loss) from investments".

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2017.

NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investment assets other than marketable securities that can and will be sold within one year to be short term investments. Achison Inc. operated a trading account in Bullion Vault to trade the spot gold and spot silver, since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Bullion Vault account as short term investments assets. As of June 30, 2017, the Short Term Investment holdings were as follows:

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Zurich Gold	0.008	$317.60
London Silver	1.705	$906.89
Singapore Gold	0.008	$317.60
Singapore Silver	0.992	$527.64
Totals:		$2,069.73

NOTE 5. STOCKHOLDER'S EQUITY

The Company has authorized 99,900,000,000 shares of common stocks with a par value of 0.0000001 per share. There are no shares of common stocks outstanding as of June 30, 2017. In the period from April 1, 2017 to June 30, 2017, the Company didn't issue any stock types, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from share-based award activities.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has been provided office space by its sole owner at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

On November 21, 2016, Lansdale Inc. loaned $2,000 to Landbay Inc. for working capital purposes. The Company's president, Mr. Wanjun Xie owns 40% of common stocks issued and outstanding of Lansdale Inc. and is also the president and CEO of that entity. It is a short term loan that bears no interest and will be paid back within 12 months. Since this is a short term loan, imputed interest need not be calculated as it is rendered immaterial.

On May 16, 2017, Lansdale Inc. granted $277 in additional capital to Achison Inc. Liuyan Li is the director of Achison Inc. as well as the director and 60% owner of Lansdale Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements of Achison Inc., and the related notes included elsewhere in this statement. The historical financial data discussed below reflects the historical results and financial position of Achison Inc. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-Looking Statement" and "Risk Factors". Actual results may differ materially from those contained in any forward looking statements.

Overview

Industry Environment

Achison Inc is engaging in trading the spot gold and silver in Singapore Market.

The business that the Corporation is trading the spot gold and the spot silver was impacted by the international circumstances, and the business was impacted by the market's analysis and market's prediction of the Corporation:

(1). US dollar is appreciation; the international political situation is stable; a financial status and the economy status in some countries are good; deflation in some countries happen; the rate of US dollar is fall, demand exceed supply seriously, and so on, the price of gold and silver will going down. This is the opportunity that the Corporation will buy and hold the spot gold and the spot silver.

(2). US dollar is depreciation; chaos caused by war; a volatile international political situation; a financial crisis in some countries; inflation in some countries; the rate of US dollar is raising, supply exceed demand seriously, and so on, the price of gold and silver will going up. This is the opportunity that the Corporation will sell its spot gold and its spot silver, and gain profits.

(3). We don't consider these to be a known trend or uncertainty that our reasonable expect will have a material impact on the company's liquidity, capital resources or results of operations.

We tried to reduce the risk when we were trading the spot gold and the spot silver:

(1). We will always keep enough cash in our trading account to against the risk factors.

(2). We won't use a leverage trading, a margin trading or a financial trading. We will always to use the own funds of the Corporation to trade the spot gold and the spot silver.

(3). We assume that the Risk Factors will happen at any time, but we try to reduce any risks when we are in trading the spot gold and silver.

(4). When the Corporation will be a micro-capital company or a small capital company, We can't avoid the risk that gold or silver will lose their financial features, and become the plain metals. When the Corporation will become a middle capital company and a big capital company, We will carry on the diversified management to avoid the risk that gold or silver will lose their financial features, and become the plain metals.

Primary Sources of Revenues

The primary sources of revenues of the Corporation were trading income and other incomes.

Primary Expenses

The primary expenses are the trading expenditure, the management expenditure and the bank fees.

Components of Results of Operations

Revenue

Trading incoming: The primary incomes of the Corporation were trading the spot gold and the spot silver.

Cost of Revenue and Operating Expenses

Cost of revenue: The cost of revenue was the trading fees, the custodian's fees and account fees.

Management expenditure: the Corporation will pay the managing fees quarterly to the Blueville Inc, which is the managing company of the Corporation.

Results of Operations

The following tables set forth our statements of income data:

Ended June 30, 2017
Revenue	$(166)
Total Expenses	$133
Excess of Revenue over Expenses before Taxes	$(302)
NY State Tax	-
NYC Tax	-
Net income (lose)	$(302)
The following table set forth our statements of income data (as a percentage of revenue):
5 Back to Table of Contents Revenue
Ended June 30, 2017
From April 1, 2017 to June 30, 2017
Revenue:
Gain (lose) from investments	$22
Trading commissions	$7
Unrealized gain (lose) from investments	$(159)
Total revenue	$(302)
Cost of Revenue
Ended June 30, 2017
From April 1, 2017 to June 30, 2017
Expenses:
Bank Service Charges	$54
Misc. Taxes, Licenses & Permits	$82
Total expenses	$136
Percentage of revenue	-
Management Expenditure
Ended June 30, 2017
From April 1, 2017 to June 30, 2017
Expenses	-
Percentage of revenue	-
Provision for income taxes
Ended June 30, 2017
From April 1, 2017 to June 30, 2017
Provision for income taxes	-
Effective tax rate	-

Full Qauter

We discuss the financial condition, changes in financial condition and results of operations of the Corporation since April 1, 2017 to June 30, 2017.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold, the fund granted and the loan without interest of owner and affiliates, and income from its operations.

Our Capital Resources sources were our cash. Cash were $1,856 as of June 30, 2017 ..

Cash Provided by Operating Activities

$2,070 cash was invested in the spot gold trading and the spot silver trading trading as of June 30, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations

The Corporation didn't have any contractual obligations as of June 30, 2017.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $2,000 as of June 30, 2017.

Contingencies

The Corporation didn't have any contingencies as of June 30, 2017.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of June 30, 2017.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We have disclosured all market risks, including changes to foreign currency exchange rates, interest rates, and inflation.

Item 4.Controls and Procedures

It isn't applicable.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of June 30, 2017.

Item 1A. Risk Factors

There aren't any Risk Factors to be changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

It isn't applicable.

Item 5. Other Information

None

Item 6. Exhibits

  101 INS XBRL Instance Document

  101 SCH XBRL Taxonomy Extension Schema Document

  101 CAL XBRL Taxonomy Extension Calculation Document

  101 LAB XBRL Taxonomy Extension Labels Document

  101 PRE XBRL Taxonomy Extension Presentation Document

  101 DEF XBRL Taxonomy Extension Definition Document

* Amended!

** Filed previously

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Achison Inc

Signature By, Wanjun Xie
President, On behalf of Achison Inc
(Chief Executive Officer)
Date: Augest 03, 2017

Signature By, Wanjun Xie
President, On behalf of Achison Inc
(Chief Financial Officer)
Date: Augest 03, 2017