Form 10-Q
period 2017-09-30
Achison Inc
filed 2017-10-30
CIK 1672571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0070
Expire: September 30, 2018
Estimated average burden
hours per response ......... 187.43
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

None (Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [ X ]   No [ ]

On September 30, 2017, the registrant had 99,900,000,000 shares of Class A common stock outstanding.

ACHISON INC FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017 TABLE OF CONTENTS

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ACHISON INC.
FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2017

ACHISON INC BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2017 ASSETS
Current assets:
Cash & cash equivalents	$12,103
Short Term Investment	$1,800
Total current assets	$13,903

TOTAL ASSETS	$13,903

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-
Tax payable	-
Loans	$2,000
Total current liabilities	$2,000

Stockholder's equity:
Common Stock: 0.0000001 Par Value; 99,900,000,000 Shares authorized; 99,900,000,000 share issued and outstanding	$9,990
Additional paid-in capital	$3,783
Retained earnings (Deficit)	$(1,870)
Total stockholder's equity	$11,903

Total liabilities and stockholder's equity	$13,903
ACHISON INC STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE PERIOD FROM JULY 01, 2017 TO SEPTEMBER 30, 2017
Revenues:
Gain (loss) from Investment	$264
Trading Commissions	$3
Unrealized Gain (lose) from Investment	-
Less: (Fee and commission expense)	$(135)
Net profit(lose)	$132

Expenses:
Bank Service Charge	$141
Misc. Taxes, Licenses & Permits	$29
Total Expenses	$170

Excess of Revenues over Expenses before Taxes	$(38)

Provision for Taxes	-
NY State Tax	-
NYC Tax	-

Net income (loss)	$(38)
- ACHISON INC STATEMENT OF CHANGES IN STOCKHOLDER'S (UNAUDITED) FOR THE PERIOD FROM JULY 01, 2017 TO SEPTEMBER 30, 2017
Shareholders' equity-July 1, 2017	$1,926

Add: Net (Lose) for the period from July 01, 2017 to September 30, 2017	$(38)

Add: 99,900,000,000 Class A common shares issued and outstanding	$9,990

Add: Additional paid-in capital for the period from July 01, 2017 to September 30, 2017	$25

Less: Additional paid-out capital for the period from July 01, 2017 to September 30, 2017	-

Shareholder's equity-September 30, 2017	$11,903
ACHISON INC STATEMENT OF CASH FLOWS FOR THE PERIOD FROM JULY 01, 2017 TO SEPTEMBER 30, 2017
Cash flows from operating activities:
Net Income (lose)	$(38)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-
(Increase)decrease in assets:
Account receivables	-
Short term investments	$270
(Increase)decrease in liabilities:
Account payables	-
Net cash provided by (used in) operating activities	$232

Cash flows from investing activities:
Long term investments	-
Net cash provided by (used in) investing activities	-

Cash flows from financing activities:
Loans	-
Capital stock	$9,990
Additional paid-in (paid-out) capital	$25

Net cash provided by (used in) financing activities	$10,015

Net increase (decrease) in cash and cash equivalents	$10,247

Cash and cash equivalent-July1, 2017	$1,856

Cash and equivalents-September 30, 2017	$12,103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-
Tax expenses	-

ACHISON INC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2017

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Achison Inc., the Company, incorporated in the State of New York on December 29, 2014, is currently engaged in trading in spot silver in Singapore market and investing in equity securities in the U.S. market.

Prior to September of 2017 the Company primarily engaged in trading spot gold and silver in Singapore Markets but has now recently opened a securities brokerage account with WilsonDavis Company located in Salt Lake City, Utah through which they purchase and sell U.S. equity securities. The Company no longer intends to engage in the trading of spot gold. The Company's activities are subject to significant risks and uncertainties.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The company was incorporated on December 29, 2014, and the Company started its operations to trade the spot gold and spot silver on March 29, 2016 through August 2017. Now the Company only trades in the spot silver in Singapore market as well U.S. equity securities.

These accompanying financial statements of the Company is for the period from July 01, 2017 to September 30, 2017.

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

d. Basis of measurement

The financial statements have been prepared on the historical cost basis, except for the following material items in the statement of financial position:

(a). All short-term investments including spot gold, spot silver and equity securities are considered Trading Securities

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

The Company maintains its cash balance at a financial institution located in New York and a securities brokerage account, Wilson-Davis Company located in Salt Lake City, Utah. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on September 30, 2017:

Cash in Bank and brokerage accounts $12,103

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

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2017.

NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investments including the spot silver and marketable securities that can and will be sold within one year to be short term investments. Achison Inc. operated a trading account in Wilson-Davis Company to trade U.S. equity securities and a trading account in Bullion Vault to trade spot silver. Since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Wilson-Davis Company and Bullion Vault accounts as short term investments assets. As of September 30, 2017, the Short Term Investment holdings were as follows:

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Singapore Silver	0	$-

Wilson-Divis Co	Valuation in $(USD)
Equities	$1,800.00

NOTE 5. STOCKHOLDER'S EQUITY

The Company has authorized 99,900,000,000 shares of common stocks with a par value of 0.0000001 per share. There Company issued 99,900,000,0000 Class A common shares on August 25, 2017. There are currently 99,900,000,000 shares of common stocks outstanding as of September 30, 2017. In the period from July 1, 2017 to September 30, 2017, the Company didn't issue any stock types, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from share-based award activities.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has been provided office space by its majority stockholder at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

On November 21, 2016, Lansdale Inc. loaned $2,000 to Achison Inc. for working capital purposes. The Company's president, Mr. Wanjun Xie owns 40% of common stocks issued and outstanding of Lansdale Inc. and is also the president and CEO of that entity. It is a short term loan that bears no interest and will be paid back within 12 months. Since this is a short term loan, imputed interest need not be calculated as it is rendered immaterial.

On May 16, 2017, Lansdale Inc. granted $277 in additional capital to Achison Inc. Liuyan Li is the director of Achison Inc. as well as the director and 60% owner of Lansdale Inc.

On August 25, 2017, Landsdale Inc. purchased 90,000,000,000 shares of Achison Inc. which makes Landsdale 90.09% owner of Achison Inc.

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

Overview

Industry Environment

Achison Inc is engaging in trading the spot silver in Singapore Market, and investing in equity securities in the U.S. market.

The business that the Corporation is trading the spot silver was impacted by the international circumstances, and the business was impacted by the market's analysis and market's prediction of the Corporation:

(1). US dollar is appreciation; the international political situation is stable; a financial status and the economy status in some countries are good; deflation in some countries happen; the rate of US dollar is fall, demand exceed supply seriously, and so on, the price of silver will going down. This is the opportunity that the Corporation will buy and hold the spot silver.

(2). US dollar is depreciation; chaos caused by war; a volatile international political situation; a financial crisis in some countries; inflation in some countries; the rate of US dollar is raising, supply exceed demand seriously, and so on, the price of silver will going up. This is the opportunity that the Corporation will sell its spot silver, and gain profits.

(3). We don't consider these to be a known trend or uncertainty that our reasonable expect will have a material impact on the company's liquidity, capital resources or results of operations.

We tried to reduce the risk when we were trading the spot silver:

(1). We will always keep enough cash in our trading account to against the risk factors.

(2). We won't use a leverage trading, a margin trading or a financial trading. We will always to use the own funds of the Corporation to trade the spot silver.

(3). We assume that the Risk Factors will happen at any time, but we try to reduce any risks when we are in trading the spot silver.

(4). When the Corporation will be a micro-capital company or a small capital company, We can't avoid the risk that silver will lose their financial features, and become the plain metals. When the Corporation will become a middle capital company and a big capital company, We will carry on the diversified management to avoid the risk that silver will lose their financial features, and become the plain metals.

The business that the Corporation is trading some securities was impacted by the domecstic circumstances, and the business was impacted by the market's analysis and market's prediction of the Corporation:

The corporation purchase or will purchase the securities of affiliates in open markets.

We tried to reduce the risk when we are holding and trading securities:

(1). The corporation purchase or will purchase the securities of affiliates while the price of their securities is low.

(2). The Corporation will receive the securities of affiliates by gifts.

Primary Sources of Revenues

The primary sources of revenues of the Corporation were trading income and other incomes.

Primary Expenses

The primary expenses are the trading expenditure, the management expenditure and the bank fees.

Components of Results of Operations

Revenue

Trading incoming: The primary incomes of the Corporation were trading the spot silver and investing the equity securities.

Cost of Revenue and Operating Expenses

Cost of revenue: The cost of revenue was the trading fees, the managing fees and the bank fees.

Management expenditure: the Corporation will pay the managing fees quarterly to the Blueville Inc, which is the managing company of the Corporation.

Results of Operations

The following tables set forth our statements of income data:

Ended September 30, 2017
Revenue	$132
Total Expenses	$170
Excess of Revenue over Expenses before Taxes	$(38)
NY State Tax	-
NYC Tax	-
Net income (lose)	$(38)
The following table set forth our statements of income data (as a percentage of revenue):
5 Back to Table of Contents Revenue
Ended September 30, 2017
From July 1, 2017 to September 30, 2017
Revenue:
Gain (lose) from investments	$264
Trading commissions	$3
Unrealized gain (lose) from investments	-
Less: (fee and commission expense)	$(135)
Total revenue	$132
Cost of Revenue
Ended September 30, 2017
From July 1, 2017 to September 30, 2017
Expenses:
Bank Service Charges	$141
Misc. Taxes, Licenses & Permits	$29
Total expenses	$170
Percentage of revenue	-
Management Expenditure
Ended September 30, 2017
From July 1, 2017 to September 30, 2017
Expenses	-
Percentage of revenue	-
Provision for income taxes
Ended September 30, 2017
From July 1, 2017 to September 30, 2017
Provision for income taxes	-
Effective tax rate	-

Full Qauter

We discuss the financial condition, changes in financial condition and results of operations of the Corporation since July 1, 2017 to September 30, 2017.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold, the fund granted and the loan without interest of owner and affiliates, and income from its operations.

Our Capital Resources sources were our cashand cash equivalents. Cash and cash equivalents were $12,103 as of September 30, 2017 ..

Cash Provided by Operating Activities

$0 cash was invested in trading the spot silver, and $1,800 was invested in trading the equity securities as of September 30, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

Contractual Obligations

The Corporation didn't have any contractual obligations as of September 30, 2017.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $2,000 as of September 30, 2017.

Contingencies

The Corporation didn't have any contingencies as of September 30, 2017.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of September 30, 2017.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We have disclosured all market risks, including changes to foreign currency exchange rates, interest rates, and inflation.

Item 4.Controls and Procedures

It isn't applicable.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of September 30, 2017.

Item 1A. Risk Factors

We have disclosured the risk factors which the Corporation is engaging in trading the spot silver in Singapore Market.

The risk factors for holding or trading in securities:

1. System Risk

Because the influence and the changing of some factors, all stock's price in the stock market are falling, and then loses are brought to shareholders. System risk is made by the political, economic and social factors.

2. Non-System Risk

The operation and the management, the financial situation, the market sales, the important investment, and etc. factors of a public company have been changed, and then the stock's price of the company is impacted.

3. Risk of the Activities for Investing and Trading

Because investors have the limit knowledge and the limit time, and then they may make loses which shouldn't be incurred. Some loses are made by brokerages, but these loses are transferred to the investors.

4. Risk in Trading Process

In current market, the important trading ways are the trading by internet, the trading by phone call, self-helping trading in counters of branches, trading by cell phone, etc. There are the follow same risk factors:

(1). Because the reasons of technology and equipment, make the risk that the trading entrust functions can't be used or delayed, and the transferring functions can't be used or delayed.

(2). Because too many persons to use the trading system, make the risk that the trading system is busy and slow, investors have to waiting the system, and their trading may be delayed.

(3). Because relevant private information, example for trading password, shareholders' code, fund account, etc. are disclosure, and incur the risk that the investor's will is be violated.

(4). In the process of all kinds entrusting trading, because the mistakes or the invalid operations of investors, make loses to the investors.

(5). Because factors which can't be predicted and controlled, make the risk that system incur malfunction, equipment incur malfunction, communication incur malfunction, power cut or other outburst accident, and make that the trading can't be proceeded.

5. Risk of the Force Majeure

Because earthquake, typhoon, flood, fire disaster, war, strike or other force majeure reasons, make the risk that the stock market can't be normal to trade.

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
Date: October 30, 2017

Signature By, Wanjun Xie
President, On behalf of Achison Inc
(Chief Financial Officer)
Date: October 30, 2017