Form 10-Q
period 2017-12-31
Achison Inc
filed 2018-02-12
CIK 1672571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0070
Expire: September 30, 2018
Estimated average burden
hours per response ......... 187.43
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [ X ]   No [ ]

On December 31, 2017, the registrant had 9,990,000 shares of Class A common stock outstanding.

ACHISON INC FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017 TABLE OF CONTENTS

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ACHISON INC.
FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2017

ACHISON INC BALANCE SHEETS (UNAUDITED) AS OF DECEMBER 31, 2017 ASSETS

	DEC 31, 2017	Mar 31, 2017
Current assets:
Cash & cash equivalents	$2,199	$1,635
Short Term Investment	$11,179	$2,314
Total current assets	$13,378	$3,949

Other assets:
Notes Receiveble	$10,000	-
Total other assets	$10,000	-

TOTAL ASSETS	$23,378	$3,949

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-	-
Tax payable	-	-
Loans	$2,000	$2,000
Total current liabilities	$2,000	$2,000

Stockholder's equity:
Common Stock: 0.001 Par Value; 9,990,000 Shares authorized; 9,990,000 share issued and outstanding	$9,990	-
Additional paid-in capital	$13,935	$3,639
Retained earnings (Deficit)	$(2,547)	$(1,690)
Total stockholder's equity	$21,378	$1,949

Total liabilities and stockholder's equity	$23,378	$3,949
ACHISON INC COMPARATIVE STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 and 2016
	April 1, 2017- December 31, 2017	April 1, 2016- December 31, 2016
Revenues:
Realized Gain (loss) from Investment	$290	$74
Trading Commissions	$7	$48
Interest Income	$75	-
Unrealized Gain (lose) from Investment	$(238)	$(213)
Less: (Fee and cpmmission expense)	$(631)	$(127)
Net profit(lose)	$(497)	$(218)

Expenses:
Bank Service Charge	$249	$139
Franchise Tax	$112	-
Office Supplies	-	$23
Legal & professional	-	$1,000
Total Expenses	$361	$1,162

Excess of Revenues over Expenses before Taxes	$(858)	$(1,380)

Provision for Taxes
NY State Tax	-	-
NYC Tax	-	-

Net income (loss)	$(858)	$(1,380)
ACHISON INC STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE THREE MONTHS ENDED DECEMBER 31, 2017
October 1, 2017- December 31, 2017
Revenues:
Interest Income	$75
Unrealized Gain (lose) from Investment	$(79)
Less: (Fee and cpmmission expense)	$(460)
Net profit(lose)	$(464)

Expenses:
Bank Service Charge	$54
Total Expenses	$54

Excess of Revenues over Expenses before Taxes	$(518)

Provision for Taxes
NY State Tax	-
NYC Tax	-

Net income (loss)	$(518)
3 Back to Top - ACHISON INC STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED) FOR THE PERIOD FROM APRIL 01, 2017 TO DECEMBER 31, 2017
Shareholder's equity-April 1, 2017	$1,949

Add: Net (Lose) for the period from April 01, 2017 to December 31, 2017	$(858)

Add: 9,990,000 Class A Common stocks issued and outstanding	$9,990

Add: Additional paid-in capital from April 01, 2017 to December 31, 2017	$10,297

Less: Additional paid-out capital from April 01, 2017 to December 31, 2017	-

Shareholder's equity-December 31, 2017	$21,378
ACHISON INC COMPARATIVE STATEMENT OF CASH FLOWS (UNADITED) FOR THE NINE MONTHS ENDED FROM APRIL 01, 2017 TO DECEMBER 31, 2017 AND 2016
	April 1, 2017- December 31, 2017	April 1, 2016- December 31, 2016
Cash flows from operating activities:
Net Income (lose)	$(858)	$(1,380)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-	-
(Increase)decrease in assets:
Account receivables	-	-
Short term investments	$(8,865)	$(2,432)
(Increase)decrease in liabilities:
Account payables	-	$1,000
Net cash provided by (used in) operating activities	$(9,723)	$(2,812)

Cash flows from investing activities:
Long term investments	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Notes Receivable	$(10,000)	-
Loans	-	$2,000
Capital stock	$9,990	-
Additional paid-in (paid-out) capital	$10,297	$200

Net cash provided by (used in) financing activities	$10,287	$2,200

Net increase (decrease) in cash and cash equivalents	$564	$(612)

Cash and cash equivalent-April 01, 2017 and April 01, 2016	$1,635	$1,938

Cash and equivalents-December 31, 2017 and December 31, 2016	$2,199	$1,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-	-
Tax expenses	-	-

ACHISON INC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
DCEMBER 31, 2017

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Achison Inc., the Company, incorporated in the State of New York on December 29, 2014, is currently engaged in trading in spot silver in Singapore market and investing in equity securities in the U.S. market and crypto/digital currency.

Prior to September of 2017 the Company primarily engaged in trading spot gold and silver in Singapore Markets but has now recently opened a securities brokerage account with WilsonDavis Company located in Salt Lake City, Utah through which they purchase and sell U.S. equity securities. The Company no longer intends to engage in the trading of spot gold. Furthermore, the Company now has engaged in the trading of crypto/digital currency. The Company's activities are subject to significant risks and uncertainties.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The company was incorporated on December 29, 2014, and the Company started its operations to trade the spot gold and spot silver on March 29, 2016 through August 2017. Now the Company only trades in the spot silver in Singapore market as well U.S. equity securities. Additionally, the Company has made some investments in cryptocurrency through December 31, 2017.

These accompanying financial statements of the Company is for the period from April 01, 2017 to December 31, 2017.

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

The Company maintains its cash balance at a financial institution located in New York and a securities brokerage account, Wilson-Davis Company located in Salt Lake City, Utah. Additionally, the company has opened an account with Coinbase.com to trade in crypto/digital currency and holds some USD cash balance with them which are not insured. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on December 31, 2017:

Cash in Bank and brokerage accounts $ 2,199

f. Revenue Recognition

The company recognizes capital gains and losses from the spot gold trading and the spot silver trading at the time it sells gold and silver from the trading in brokerage firms. With trading in crypto/digital currency, it recognizes capital gains when they are converted to USD. Additionally, it recognizes unrealized gains and losses through adjustments to the fair market value at the end of each period. The change in fair market value is reported on the income statement under "Revenues" -"Unrealized Gain (loss) from investments".

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2017.

NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investments including the spot silver and marketable securities that can and will be sold within one year to be short term investments. Achison Inc. operated a trading account in Wilson-Davis Company to trade U.S. equity securities and a trading account in Bullion Vault to trade spot silver. Since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Wilson-Davis Company, Bullion Vault and Coinbase.com accounts as short term investments assets. As of December 31, 2017, the Short Term Investment holdings were as follows:

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Singapore Silver	5.842	$3,207

Wilson-Divis Co	Valuation in $(USD)
Equities	$7,014

Coinbase	Valuation in $(USD)
Litecoin	$238
Bitcoin	$719

NOTE 5. STOCKHOLDER'S EQUITY

The Company has authorized 99,900,000,000 shares of common stocks with a par value of 0.0000001 per share. There Company issued 99,900,000,0000 Class A common shares on August 25, 2017. On November 9, 2017, the Company had made a 1-for-10,000 reverse stock split. Therefore, there are currently 9,990,000 shares of common stocks outstanding as of December 31, 2017. In the period from April 1, 2017 to December 31, 2017, the Company didn't issue any stock types, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from share-based award activities.

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

On August 25, 2017, Landsdale Inc. purchased 90,000,000,000 shares of Achison Inc. which makes Landsdale 90.09% owner of Achison Inc.

On December 04, 2017, Landsdale Inc. made a capital contribution of $10,000.

On December 18, 2017 the Company loaned Lansdale Inc. $10,000 bearing 10% interest.

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

Overview

Industry Environment

Achison Inc is engaging in trading the spot silver in Singapore Market, investing in equity securities in the U.S. market, and test to trade some digital currencies.

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

Test to trade some digital currencies:

The Corporation tested to trade the digital currencies since December 24, 2017.

Because we didn't confirm if SEC will restrict or limit a public company to trade the digital currencies, so the Corporation decided to give up its plan for trading the didital currencies on January 13, 2018.

Primary Sources of Revenues

The primary sources of revenues of the Corporation were trading income and other incomes.

Primary Expenses

The primary expenses are the trading expenditure, the management expenditure and the bank fees.

Components of Results of Operations

Revenue

Trading income: The primary incomes of the Corporation were trading the spot silver and investing the equity securities.

Cost of Revenue and Operating Expenses

Cost of revenue: The cost of revenue was the trading fees, the managing fees and the bank fees.

Management expenditure: the Corporation will pay the managing fees quarterly to the Blueville Inc, which is the managing company of the Corporation.

Results of Operations

The following tables set forth our statements of income data:

Ended December 31, 2017
Revenue	$(497)
Total Expenses	$361
Excess of Revenue over Expenses before Taxes	$(858)
NY State Tax	-
NYC Tax	-
Net income (lose)	$(858)
The following table set forth our statements of income data (as a percentage of revenue):
Revenue
Ended December 31, 2017
From October 1, 2017 to December 31, 2017
Revenue:
Gain (lose) from investments	-
Interest income	$75
Unrealized gain (lose) from investments	$(79)
Less: (fee and commission expense)	$(460)
Total revenue	$(464)
Cost of Revenue
Ended December 31, 2017
From October 1, 2017 to December 31, 2017
Expenses:
Bank Service Charges	$54
Misc. Taxes, Licenses & Permits	-
Total expenses	$54
Percentage of revenue	-
Management Expenditure
Ended September 30, 2017
From October 1, 2017 to December 31, 2017
Expenses	-
Percentage of revenue	-
Provision for income taxes
Ended September 30, 2017
From October 1, 2017 to December 31, 2017
Provision for income taxes	-
Effective tax rate	-

Full Qauter

We discuss the financial condition, changes in financial condition and results of operations of the Corporation since October 1, 2017 to December 31, 2017.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold, the fund granted and the loan without interest of owner and affiliates, and income from its operations.

Our Capital Resources sources were our cash and cash equivalents. Cash and cash equivalents were $2,199 as of December 31, 2017. ..

Cash Provided by Operating Activities

$11,179 cash was invested in trading the spot silver and the equity securities as of December 31, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

Contractual Obligations

The Corporation didn't have any contractual obligations as of December 31, 2017.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $2,000 as of December 31, 2017.

Contingencies

The Corporation didn't have any contingencies as of December 31, 2017.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of December 31, 2017.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We have disclosured all market risks, including changes to foreign currency exchange rates, interest rates, and inflation.

Item 4.Controls and Procedures

It isn't applicable.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of December 31, 2017.

Item 1A. Risk Factors

We have disclosured all risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

It isn't applicable.

Item 5. Other Information

None

Item 6. Exhibits

  31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

  31.2 Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

  32.1 18 U.S.C. Section 1350 Certificte of Chief Executive Officer

  32.2 18 U.S.C. Section 1350 Certificte of Chief Financial Officer

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
Date: Febuary 10, 2018

Signature By, Wanjun Xie
President, On behalf of Achison Inc
(Chief Financial Officer)
Date: Febuary 10, 2018