Form 10-K
period 2018-03-31
Achison Inc
filed 2018-06-29
CIK 1672571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0065
Expire: January 31, 2020
Estimated average burden
hours per response ......... 667
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2018

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 333-211051

Achison Inc (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)

47-2643986 (I.R.S. Employer Identification Number)

3906 Main Street, 207, Flushing, NY11354 (Address of principal executive offices) (Zip Code)

646-508-6285 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of each exchange on which registered
Class A Common Share	None
Securities registered pursuant to section 12(g) of the Act:
It isn't applable! (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [ ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                     Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)       Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [ ]    No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 31, 2018, the last business day of the registrant's most recently completed first fiscal quarter, was $990 based upon the IPO price.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [ ]   No [X]

As of March 31, 2018, the registrant had 9,990,000 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A prospectus for issuing the class A common shares of the registrant was filed to Securities & exchange Commissions by Form S-1/A on July 18, 2017.

Back to Top

ACHISON INC FORM 10-K TABLE OF CONTENTS

Back to Top

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms "Achison," "company," "we," "us," and "our" in this document refer to Achison Inc., a New York corporation.

PART I

Item 1. Business

The Corporation is engaging in trading the spot silver in Singapore's Markets.

The Corporation is engaging in holding or trading in securities in US markets, but owns or proposes to acquire investment securities have a value less than 40% of the valued of the total assets of the Corporation on an unconsolidated basis.

The Corporation is engaging in trading whisky in United Kingdom's Markets.

We have disclosured the businesses for trading the spot silver in Singapore's Market, and we have disclosured the busineses for holding and trading securities in US markets.

The business for trading whisky in United Kingdom's markets:

1. The corporation started to trade whisky in United Kingdon's market since January 30, 2018, the whisky's brands which the corporation is trading are Dailuaine and Auchroisk.

2. We buy or will buy some whisky when their price is low, and we will sell these whisky when their price is high. The price difference between buy and sell, subtract the trading fees and the account expenses, will be the profit of the Corporation.

3. All whisky which the Corporation buy or will buy are outside of U.S.A, and all unused fund is deposited in broker's account in U.S.A..

4. The Corporation is using the trading System of WhiskyInvestDirect.com to be the trading vehicle, to trade whisky.

WhiskyInvestDirect Limited is company number 09068458 and is registered in England and Wales at 12th Floor, Landmark House, Blacks Road, Hammersmith, London W6 9DP.

5. Whisky's Costodian:

WhiskyInvestDirect Limited registered in England and Wales, Company no. 09068458

Registered Office: 12th Floor, Landmark House, Blacks Road, Hammersmith, London W6 9DP

6. All whisky which the corporation bought, buy or will buy is insuranced.

7. Unused fund is deposited in Wells Fargo Bank, which is a bank in USA.

Branch address of Wells Fargo Bank, N. A.: 420 Montgomery Street, San Francisco, CA 94104

8. The factors for impacting the price of whisky which the Corporation will trade:

(1). The supply-demand relationship of whisky in United Kingdom's Market;

(2). The brand, kind and ages of whisky;

9. The trends of the whisky markets in United Kingdom. In recent years, the trends of the whisky markets in United Kingdom is up-trend.

10. The corporation's investment strategy for the whisky is a long term investment.

11. The Corporation won't use any trading advisors for trading whisky.

12. Competitive business conditions and the smaller reporting company's competitive position in the industry and methods of competition:

The Corporation is engaged in trading whisky in United Kingdom. The important competition of the Corporation is the compitition of the whisky's price. When the supplement will exceed the demandment, the whisky's price will be going down. When the demandment will exceed the supplement, the whisky's price will be going up.

When wisky's price will be going down, it will be the opportunity that the Corporation will buy and hold more whisky. When the whisky's price will be going up, it will be the opportunity that the Corporation will sell whisky which the Corporation will be holding.

13. Effect of existing or probable governmental regulations on the business:

The business, which the Corporation is engaging in trading whisky in United kingdom, is regulated by the government of the United Kingdom.

14. Reports to security holders:

(1). If we are not required to deliver an annual report to security holders, we will voluntarily send an annual report include audited financial statements to security holders;

(2). We file reports with the Securities and Exchange Commission. We are a reporting company, and we will file Form S-1, Form 10-K, Form 10-Q, Form 8-K, Form 3, Form 4 and Form 5 and other information with the Commission;

(3). The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission and the address of that site (http://www.sec.gov). Our Internet address: http://www.xiewanjun.com.

Item 1A. Risk Factors

We have disclosured the risk factors which the Corporation is engaging in trading the spot silver in Singapore Market.

We have disclosured the risk factors which the Corporation is engaging in trading and holding securities in US Market.

The risk factors for holding and trading in whisky:

1. Policies' Risk

If some restrict policies for whisky will be issued by UK government, all whisky's price in the UK market are falling, and then loses are brought to shareholders.

2. Trading platform's Risk

If the WhiskyInvestDirect.com which is the trading platform will be going bankrupcy, the corporation will lose fund.

3. Custodian's Risk

If the WhiskyInvestDirect Limited which is the custodian will be going bankrupcy, the corporation will lose properties.

4. Risk in Trading Process

In current market, the important trading ways are the trading by internet. There are the follow same risk factors:

(1). Because the reasons of technology and equipment, make the risk that the trading entrust functions can't be used or delayed, and the transferring functions can't be used or delayed.

(2). Because relevant private information, example for trading password, shareholders' code, fund account, etc. are disclosure, and incur the risk that the investor's will is be violated.

(3). In the process of all kinds entrusting trading, because the mistakes or the invalid operations of investors, make loses to the investors.

(4). Because factors which can't be predicted and controlled, make the risk that system incur malfunction, equipment incur malfunction, communication incur malfunction, power cut or other outburst accident, and make that the trading can't be proceeded.

5. Risk of the Force Majeure

Because earthquake, typhoon, flood, fire disaster, war, strike or other force majeure reasons, make the risk that the whisky market can't be normal to trade, or the properties are lost.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We have disclosed the Properties of the Corporation.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

It isn't applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

1. Market for Registrant's Common Equity and Related Stockholder Matters:

(1). There isn't an established public trading market for class A common shares of the Corporation.

(2). Because we are small company, so we are very difficult to find a market maker who like to help the Corporation to file 211 process in FINRA, so there is an absence of an established public trading market.

(3). On July 20, 2017, the class A common shares of the Corporation are registered in SEC by Form S-1/A, and price of per share was $0.0000001 in its IPO. On November 01, 2017, the Corporation had made a 1-for-10,000 reverse split. As of March 31, 2018, the price of per share was $0.001.

(4). The class A common shares of the Corporation are registered by Form S-1, As of March 31, 2018, there is no established United States public trading market. The amount of class A common shares was 99,900,000,000 class A common shares after IPO. On November 01, 2017, the Corporation had made a 1-for-10,000 reverse split. As of March 31, 2018, 9,990,000 class A common shares was authorized, 9,990,000 class A common shares issued and outstanding.

(5). As of March 31, 2018, the approximate number of holders of class A common shares of the registrant are 40.

(6). The class A common shares of the Corporation are registered by Form S-1. As of March 31, 2018, Lansdale Inc own directly 90.09% class A common shares of the Corporation. Wanjun Xie is the beneficial owner, and he own indirectly 36.04% class A common shares of the Corporation. Wanjun Xie is the director and the officer of Lansdale Inc, at same time, Wanjun Xie is the director and the officer of the Corporation. Liuyan Li is the beneficial owner, and he own indirectly 54.05% class A common shares of the Corporation. Liuyan Li is the director of Lansdale Inc, at same time, Liuyan Li is the director of the Corporation.

(7). There aren't any cash dividends declared on each class of its common equity by the registrant for the two most recent fiscal years, any subsequent interim period and in the foreseeable future.

(8). There aren't the securities authorized for issuance under equity compensation plans.

2. There aren't any unregistered securities of the Corporation to be issued.

3. Use of proceeds from registered securities

(1). The effective date was July 20, 2017; the Commission file number was 333-211051.

(2). The offering date was July 20, 2017.

(3). The offering has terminated. It wasn't terminated before the sale of all securities registered.

(4). The securities registered are Class A common shares.

(5). Class A common share which were provided for the account of the issuer: the amount registered and sold was 99,900,000,000 shares; the aggregate price of the offering amount registered was $0.0000001. There weren't securities to be provided for the account(s) of any selling security holder.

(6). From the effective date of the Securities Act registration statement to the ending date of the reporting period, the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions: Finders' fees was $0; expenses paid to or for underwriters was $0; other expenses was $0; total expenses was$0

(7). Direct or indirect payments to directors, officers, general partners of the issuer or their associates was $0; to persons owning ten (10) percent or more of any class of equity securities of the issuer was $0; and to affiliates of the issuer was $0.

(8). Direct or indirect payments to others was $0.

(9). The net offering proceeds to the issuer after deducting the total expenses was $9,990.

(10). From the effective date of the Securities Act registration statement to the ending date of the reporting period, the amount of net offering proceeds to the issuer used for construction of plant, building and facilities; purchase and installation of machinery and equipment was $0; purchases of real estate was $0; acquisition of other business(es) was $0; repayment of indebtedness was $0; working capital was $9,990; temporary investments was $0; and any other purposes for which at least five (5) percent of the issuer's total offering proceeds or $100,000 has been used was $0.

(11). There weren't any payment to be direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

(12). There weren't any payment to be direct or indirect payments to others.

(13). There weren't the use of proceeds of this Item represents a material change in the use of proceeds described in the prospectus.

Item 6. Selected Financial Data

The Corporation is a small reporting company. A small reporting company isn't required to report this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Industry Environment

Achison Inc is engaging in trading the spot silver in Singapore Market, at same time, Achison Inc is engaging in holding or trading in securities in US market, but owns or proposes to acquire investment securities have a value less than 40% of the valued of the total assets of Achison Inc on an unconsolidated basis. The Corporation is trading and holding whisky in UK market.

1. The business that the Corporation is trading the spot silver was impacted by the international circumstances, and the business was impacted by the market's analysis and market's prediction of the Corporation:

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

2. The business that the Corporation is trading some securities was impacted by the domecstic circumstances, and the business was impacted by the market's analysis and market's prediction of the Corporation:

The corporation purchase or will purchase the securities in open markets., at same time, the corporation purchase or will purchase the securities of affiliates.

3. The business that the Corporation is trading whisky was impacted by the branck, kind and ages of whisky, and the business was impacted by the market's analysis and market's prediction of the Corporation.

Reduce Risk:

1. We tried to reduce the risk when we were trading the spot silver:

(1). We will always keep enough cash in our trading account to against the risk factors.

(2). We won't use a leverage trading, a margin trading or a financial trading. We will always to use the own funds of the Corporation to trade the spot silver.

(3). We assume that the Risk Factors will happen at any time, but we try to reduce any risks when we are in trading the spot silver.

The Corporation will carry on the diversified management to avoid the risk that silver will lose their financial features, and become the plain metals.

2. We tried to reduce the risk when we are holding and trading securities:

(1). We will always keep enough cash in our trading account to against the risk factors.

(2). We won't use a leverage trading, a margin trading or a financial trading. We will always to use the own funds of the Corporation to trade and hold securities.

(3). We assume that the Risk Factors will happen at any time, but we try to reduce any risks when we are in trading securities.

2. We tried to reduce the risk when we are holding and trading whisky:

(1). We will always keep enough cash in our trading account to against the risk factors.

(2). We won't use a leverage trading, a margin trading or a financial trading. We will always to use the own funds of the Corporation to trade and hold whisky.

(3). We assume that the Risk Factors will happen at any time, but we try to reduce any risks when we are in trading securities.

Primary Sources of Revenues

The primary sources of revenues of the Corporation were trading income and other incomes.

Primary Expenses

The primary expenses are the trading expenditure, the professional expenditure the office expenditure and the bank fees.

Components of Results of Operations

Revenue

Trading incoming: The primary incomes of the Corporation were tradingthe spot silver, securities and whisky.

Cost of Revenue and Operating Expenses

Cost of revenue: The cost of revenue was the trading fees, the custodian's fees, the bank fees, the offcies supplies and the professional fees.

Results of Operations

The following tables set forth our condensed statements of income data:

Ended March 31, 2018
Revenue	$2,983
Total Expenses	$502
Excess of Revenue over Expenses before Taxes	$1,556
NY State Tax	-
NYC Tax	-
Net income (lose)	$1,556
The following table set forth our condensed statements of income data (as a percentage of revenue):
8 Back to Table of Contents Revenue
Ended March 31, 2018
From April 1, 2017 to March 1, 2018
Revenue:
Gain (lose) from Investments	$2,983
Trading Commissions	$7
Unrealized Gain (lose) from Investments	$(108)
Total Revenue	$2,058
Cost of Revenue
Ended March 31, 2018
From April 1, 2017 to March 31, 2018
Expenses:
Bank Service Charges	$390
Custodian Fees	-
Account Fees	-
Office Supplies	-
Legal & Professional	-
Total Revenue	$2,058
Percentage of Revenue	19%
Provision for income taxes
Ended March 31, 2018
From April 1, 2017 to March 31, 2018
Provision for Income Taxes	$389
Effective Tax Rate	25%

Full Fiscal Years

The Corporation was registered in New York State on December 29, 2014, the last fiscal years from April 1, 2017 to March 31, 2018. We can discuss the financial condition, changes in financial condition and results of operations of the Corporation since April 1, 2017 to March 31, 2018.

Liquidity and Capital Resources

Our capital resources were the investment from the owner and affiliates, the loan without interest from affiliates, the granted fund from affiliates and income from its operations.

Our Capital Resources sources were our cash. Cash were $1,511 as of March 31, 2018 ..

Cash Provided by Operating Activities

$8,228 cash was invested in the spot silver, the securities and the whisky trading as of March 31, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

Contractual Obligations

The Corporation didn't have any contractual obligations as of March 31, 2018.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $2,000 as of March 31, 2018.

Contingencies

The Corporation didn't have any contingencies as of March 31, 2018.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of March 31, 2018.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to market risks such as interest rate risk, foreign currency exchange rate risk and credit risk. We have implemented policies and procedures designed to measure, manage, monitor and report risk exposures, which are regularly reviewed by the appropriate management and supervisory bodies.

The Corporation shall provide, in the registrant statement, quantitative information about market risk as of the end of March 31, 2018, and the period was from April 1, 2017 to March 31, 2018.

Interest Rate Risk

Our have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and investments, and indebtedness.

As of March 31, 2018, our cash and cash equivalents were $1,511, short-term investments were $8,280, long-term investments were $0, short-term restricted cash and investments were $0, long-term restricted cash and investments were $0, and indebtedness were $0. All these investments are denominated in U.S. dollars. The changes in interest rates don't impact the earnings of the Corporation.

A hypothetical decrease in long-term interest rates to zero basis points would not impact annual pre-tax earnings as of March 31, 2018, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments.

As of March 31, 2018, we had $0 in outstanding debt. A hypothetical 100 basis point increase in long-term interest rates would not impact annual pre-tax earnings as of March 31, 2018 , assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity.

Foreign Currency Exchange Rate Risk

1. Market Risk for Trading Purpose

The Corporation will be using US dollars to trade the spot silver, whisky and securities, so the Corporation isn't subject to foreign currency exchange rate risk.

2. Market Risk for Other than Trading Purpose

The Corporation will be using US dollars to trade the spot silver, whisky and securities, so the Corporation isn't subject to foreign currency exchange rate risk.

3. Credit Risk

We are exposed to credit risk in our operations in the event of a brokerages default. We limit our exposure to credit risk by rigorously selecting the brokerages with which we make our trading.

An ongoing review is performed to evaluate changes in the status of brokerages. In addition to the intrinsic credit worthiness of brokerages.

For a summary of the risks associated with this investment activity and how these risks are mitigated, see "Risk Factors" in the registrant report.

Impact of Inflation

We have not been adversely affected by inflation when we are trading the spot silver, whisky and securities. In the event of inflation, we believe that we will be able to pass on any price increases to our business, as the prices that we charge are not governed by long-term contracts.

Item 8. Financial Statements and Supplementary Data

ACHISON INC.
FINANCIAL STATEMENTS (AUDITED)
March 31, 2018

INDEPENDENT ACCOUNTANTS' AUDIT REPORT

To the Board of Directors and Shareholder(s) of
Achison Inc.
Flushing, NY

I have audited the accompanying balance sheet of Achison Inc. as of March 31, 2018 and March 31, 2017, and the related statement of income, and cash flows for the fiscal years then ended, and the related notes to the financial statements.

The Company's management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

My responsibility is to express an opinion on these financial statements based on my audit. I conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgement, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements to design audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statement.

I believe that the audit evidence we have obtained is sufficient and appropriate to provide a reasonable basis for our audit opinion.

In my opinion, the financial statements referred to previously present fairly, in all material respects, the financial position of Achison Inc. as of March 31, 2018 and March 31, 2017, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

Ahmed Associates CPA P.C

New Hyde Park, NY

June 30, 2018

ACHISON INC
BALANCE SHEETS
AS OF March 31, 2018 and 2017

ASSETS

	Mar 31, 2018	Mar 31, 2017
Current assets:
Cash & cash equivalents	$1,511	$1,635
Short Term Investment	$8,280	$2,314
Total current assets	$9,791	$3,949

Other Assets
Notes Receivable	$16,000

TOTAL ASSETS	$25,791	$3,949

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-	-
Tax payable	-	-
Loan	$2,000	$2,000
Total current liabilities	$2,000	$2,000

Stockholder's equity:
Common Stock: 0.001 Par Value; 9,990,000 Shares authorized; 9,990,000 share issued and outstanding	$9,990	-
Additional paid-in capital	13,935	$3,639
Retained earnings (Deficit)	$(134)	$(1,690)
Total stockholder's equity	$23,791	$1,949

Total liabilities and stockholder's equity	$25,791	$3,949
ACHISON INC STATEMENT OF REVENUES AND EXPENSES AS OF MARCH 31, 2018 AND 2017
	Mar 31, 2018	Mar 31, 2017
Revenues:
Realized Gain (loss) from Investment	$2,983	$74
Trading Commissions	$7	$48
Interest	$375	-
Unrealized Gain (lose) from Investment	$(108)	$53
Less: Fee and commission expense)	$(1,200)	$127

Net profit(lose)	$2,058	$48

Expenses:
Bank Service Charges	$390	$193
Office Supplies	-	$23
Legal and Professional	-	$1,000
Misc. Taxes, Lisicenses and Permits	$112	$77
Total Expenses	$502	$1,293

Excess of Revenues over Expenses before Taxes	$1,556	$(1,245)

Provision for Taxes
NY State Tax	-	-
NYC Tax	-	-

Net income (loss)	$1,556	$(1,245)
12 Back to Table of Contents - ACHISON INC STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE YEAR ENDED MARCH 31, 2018
Shareholder's equity-April 1, 2017	$1,949

Add: Net (Lose) for the period from April 01, 2017 to March 31, 2018	$1,556

Add: Common Stock, 9,990,000 issued and outstanding	$9,990

Add: Additional paid-in capital from April 01, 2017 to March 31, 2018	$10,296

Less: Additional paid-out capital from April 01, 2017 to March 31, 2018	-

Shareholder's equity-March 31, 2018	$23,791
ACHISON INC STATEMENT OF CASH FLOWS AS OF MARCH 31, 2018 AND 2017
	Mar 31, 2018	Mar 31, 2017
Cash flows from operating activities:
Net Income (lose)	$1,556	$(1,245)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-	-
(Increase)decrease in assets:
Account receivables	-	-
Short term investments	$(5,966)	$(2,258)
(Increase)decrease in liabilities:
Account payables	-	-
Net cash provided by (used in) operating activities	$(4,411)	$(3,503)

Cash flows from investing activities:
Long term investments	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Notes Receivable	$16,000	-
Loans	-	$2,000
Capital stock	$9,990	-
Additional paid-in (paid-out) capital	$10,296	$1,200
Net cash provided by (used in) financing activities	$4,286	$3,200

Net increase (decrease) in cash and cash equivalents	$(125)	$(303)

Cash and cash equivalent-April 01, 2017 and April 01, 2016 (Inception)	$1,635	$1,938

Cash and equivalents-March 31, 2018 and March 31, 2017	$1,511	$1,635

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-	-
Tax expenses	-	-

ACHISON INC
NOTES TO FINANCIAL STATEMENTS
March 31, 2018

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Achison Inc., the Company, incorporated in the State of New York on December 29, 2014, is currently engaged in trading in spot silver in Singapore market, investing in equity securities in the U.S. market and Whisky in the United Kingdom market.

Prior to September of 2017 the Company primarily engaged in trading spot gold and silver in Singapore Markets but has now recently opened a securities brokerage account with Wilson Davis Company located in Salt Lake City, Utah through which they purchase and sell U.S. equity securities. The Company no longer intends to engage in the trading of spot gold. Furthermore, the Company has engaged in the trading of crypto or digital currency, however has discontinued all trading in crypto currency as of the balance sheet date. The Company's activities are subject to significant risks and uncertainties.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The company was incorporated on December 29, 2014, and the Company started its operations to trade the spot gold and spot silver on March 29, 2016 through August 2017. Now the Company only trades in the spot silver in Singapore market and U.S. equity securities. Additionally, the Company has made some investments in cryptocurrency through January 13, 2018 and started to trade in Whisky in the UK markets starting January 30, 2018. Currently there are no holdings of cryptocurrency as of March 31, 2018

These accompanying financial statements of the Company is for the period from April 01, 2017 to March 31, 2018.

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

The Company maintains its cash balance at a financial institution located in New York and a securities brokerage account, Wilson-Davis Company located in Salt Lake City, Utah. Additionally, the company has opened a Whisky trading in UK which holds some currency in USD these amounts are not FDIC insured. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on March 31, 2018:

Cash in Bank and brokerage accounts $1,511

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

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2018.

NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investments including the spot silver and marketable securities that can and will be sold within one year to be short term investments. Achison Inc. operated a trading account in Wilson-Davis Company to trade U.S. equity securities, a trading account in Bullion Vault to trade spot silver and a Whisky trading account in the UK. Since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Wilson-Davis Company, Bullion Vault and Whisky trading account as short term investments assets. As of March 31, 2018, the Short Term Investment holdings were as follows:

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Singapore Silver	2.732	$1,449
Totals:		$1,449

Other Investment	Units	Valuation in $(USD)
Equities	-	$323
Whisky Property (LPA)	-	$3,508
Start Engine Crowfundinf Inc	-	$3,000
Totals:	-	$6,831

NOTE 5. STOCKHOLDER'S EQUITY

The Company has authorized 99,900,000,000 shares of common stocks with a par value of 0.0000001 per share. There Company issued 99,900,000,0000 Class A common shares on August 25, 2017. On November 9, 2017, the Company had made a 1-for-10,000 reverse stock split. Therefore, there are currently 9,990,000 shares of common stocks outstanding as of March 31, 2018. In the period from April 1, 2017 to March 31, 2018, the Company didn't issue any stock types, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from share-based award activities.

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

On August 25, 2017, Landsdale Inc. purchased 90,000,000,000 shares of Achison Inc. which makes Landsdale 90.09% owner of Achison Inc.

On December 04, 2017, Landsdale Inc. made a capital contribution of $10,000.

On December 18, 2017 the Company loaned Lansdale Inc. $10,000 bearing 10% interest.

On March 02, 2018 the Company loaned Lansdale Inc. another $6,000 bearing 10% interest.

Supplementary Data

The Corporation didn't have any item which looks for changes caused by such events as: disposals of business segments; extraordinary, unusual or infrequently occurring items; and matters related to gas and oil.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have disclosured the Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of March 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ahmed and Associates CPA P.C. , has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period from April 01, 2017 to March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information

On November 21, 2016, Lansdale Inc. loaned $2,000 to Achison Inc. for working capital purposes.

On May 16, 2017, Lansdale Inc. granted $277 in additional capital to Achison Inc.

On August 25, 2017, Landsdale Inc. purchased 90,000,000,000 shares of Achison Inc. which makes Landsdale 90.09% owner of Achison Inc.

On December 04, 2017, Landsdale Inc. made a capital contribution of $10,000.

On December 18, 2017 the Company loaned Lansdale Inc. $10,000 bearing 10% interest.

On March 02, 2018 the Company loaned Lansdale Inc. another $6,000 bearing 10% interest.

The Company's president, Mr. Wanjun Xie owns 40% of common stocks issued and outstanding of Lansdale Inc. and is also the president and CEO of that entity. Ms. Liuyan Li owns 60% of common stocks issued and outstanding of Lansdale Inc. and is also the director of that entity.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

1. Directors, executive officers, promoters and control persons:

(1). Directors: Wanjun Xie, 51 years old.

Wanjun Xie is the president, chief executive office, chief financial officer and chief principle officer of Achison Inc.

Wanjun Xie is the director and the sole officer of Achison Inc.

Wanjun Xie' term of office as director: None

Period as director: From June 1, 2017 to May 31, 2019

Describe briefly any arrangement or understanding between Wanjun Xie and any other person(s) pursuant to which he was or is to be selected as a director or nominee: None

(2). Directors: Liuyan Li, 52 years old.

Liuyan Li is the director of Achison Inc.

Liuyan Li' term of office as director: None

Period as director: From June 1, 2017 to May 31, 2019

Describe briefly any arrangement or understanding between Liuyan Li and any other person(s) pursuant to which he was or is to be selected as a director or nominee: None

2. Executive Officers:

Sole executive officer: Wanjun Xie, 51 years old.

Wanjun Xie is the director, president, chief executive office, chief financial officer and chief principle officer of Achison Inc.

Wanjun Xie' term of office as officer: None

Period as director: From June 1, 2017 to May 31, 2019

Describe briefly any arrangement or understanding between Wanjun Xie and any other person(s) pursuant to which he was or is to be selected as an officer: None

3. Certain Significant Employees: None

4. State the nature of any family relationship between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer: None

5. Business Experience of all directors and Officers:

(1). Wanjun Xie

Title: director and sole officer of Achison Inc

Employers during past five years:

Name of employers (Self-employed): Lansdale Inc
Title: president
Start date of position held: Augest, 2014
Job responsibilities: charge all affairs.

Name of employers (Self-employed): American Quickclean Inc
Title: president
Start date of position held: July, 2005
Job responsibilities: charge all affairs.

Education:
Degrees: bachelor
Schools: Beijing Agriculture Engineer University (in China)
Date: 09/1987-06/1991

(2). Liuyan Li

Title: director of Achison Inc

Employers during past five years:

Name of employers (Self-employed): Lansdale Inc
Title: Director
Start date of position held: Augest, 2014
Job responsibilities: make policies and plans

Name of employers (Self-employed): American Quickclean Inc
Title: Manager
Start date of position held: July, 2005
Job responsibilities: Daily management.

Education:
Degrees: bachelor
Schools: Guangxi Normal University (in China)
Date: 09/1987-06/1991

(3). Because Wanjun Xie and Liuyan Li are voluteer in Chinad Democracy Party Foundation Inc, so we amended the self-employed information of Wanjun Xie and Liuyan Li.

5. The business experiences of Wanjun Xie and Liuyan Li during the past five years:

(1). Name: American Quickclean Inc
Principal business: mail boxes service.
Wanjun Xie is the director and manager of American Quickclean Inc. Liuyan Li is the director and manager of American Quickclean Inc.

(2). Name: Lansdale Inc
Principal business: holding company
Wanjun Xie is the director and president of Lansdale Inc. Liuyan Li is the director of Lansdale Inc.

(3). Name: Larison Inc
Principal business: holding company
Wanjun Xie is the director and president of Larison Inc.

(4). Name: Blueville Inc
Principal business: Trading Platinum in UK market
Wanjun Xie is the director and president of Blueville Inc.

(5). Name: Landbay Inc
Principal business: engaging in trading the spot silver in Canada's Markets, and trading whisky (including brand: Benrinnes and Blair Athol) in United Kingdem's market.
Wanjun Xie is the director and president of Landbay Inc.

(6). Name: Linton Inc
Principal business: engaging in trading the spot gold in Switzerland's Markets, and trading whisky (including brand: Strathenry and Tullibardine) in United Kingdem's market.
Wanjun Xie is the director and president of Linton Inc.

(7). Name: Dewriver Inc
Principal business: engaging in trading the spot silver in Switzerland's Markets, and trading whisky (including brand: Glen Spey and Inchgower) in United Kingdem's market.
Wanjun Xie is the director and president of Dewriver Inc.

(8). Name: Achison Inc
Principal business: engaging in trading the spot silver in Singapore's Marketsr, and trading whisky (including brand: Dailuaine and Auchroisk) in United Kingdem's market.
Wanjun Xie is the director and president of Achison Inc. Liuyan Li is the director of Achison Inc.

(9). Name: China Democracy Party Foundation Inc
Principal business: No-for-profit, promoting democracy, freedom and human right in China.
Wanjun Xie is the president of China Democracy Development Foundation Inc. Liuyan Li is the secretary of China Democracy Party Foundation Inc.

(10). Name: China Democracy Development Foundation Inc
Principal business: No-for-profit, promoting democracy, freedom and human right in China.
Wanjun Xie is the president of China Democracy Development Foundation Inc. Liuyan Li is the secretary of China Democracy Development Foundation Inc.
On Fenuary 29, 2018, China Democracy Development Foundation Inc had been dissolution.

(11). Name: Lemont Inc
Principal business: engaging in trading the spot silver in United Kingdom's Markets.
Wanjun Xie is the form director and the former president of Lemont Inc. Liuyan Li is the former director of Lemont Inc.
On July 14, 2017, the Corporation had made a merger with Smoke Cartel Inc, and its name was changed to Smoke Cartel inc.

6. Wanjun Xie's promoters experience with other filers including filers that have and have not become qualified or effective:

(1). Name: Lemont Inc
CIK: 0001617216
The filer has become qualified.
Principal business: engaging in trading the spot silver in United Kingdom's Markets.
Wanjun Xie is the director and president of Lemont Inc.
On July 14, 2017, the Corporation had made a merger with Smoke Cartel Inc, and its name was changed to Smoke Cartel inc.

(2). Name: Landbay Inc
CIK: 0001627572
The filer has become effective on December 23, 2016..
Principal business: engaging in trading the spot silver in Canada's Markets, and trading whisky (including brand: Benrinnes and Blair Athol) in United Kingdem's market.
Wanjun Xie is the director and president of Landbay Inc.

(3). Name: Linton Inc
CIK: 0001667790
The filer has not become effective.
Principal business: engaging in trading the spot gold in Switzerland's Markets, and trading whisky (including brand: Strathenry and Tullibardine) in United Kingdem's market.
Wanjun Xie is the director and president of Linton Inc.

(4). Name: Achison Inc
CIK: 0001672571
The filer has become effective on July 20, 2017..
Principal business: engaging in trading the spot silver in Singapore's Marketsr, and trading whisky (including brand: Dailuaine and Auchroisk) in United Kingdem's market.
Wanjun Xie is the director and president of Achison Inc.

(5). Name: Dewriver Inc
CIK: 0001743680
The filer file Form D for issuing shares.
Principal business: engaging in trading the spot silver in Switzerland's Markets, and trading whisky (including brand: Glen Spey and Inchgower) in United Kingdem's market.
Wanjun Xie is the director and president of Dewriver Inc.

7. The conflicts of interest with Wanjun Xie managing companies that are engaged in the same business:

Wanjun Xie is managing Landbay Inc, Achison Inc, Linton Inc and Dewriver Inc. All these companies are engaging in trading the spot gold, the spot silver and whisky. There are the inherent conflicts of interest with Wanjun Xie managing companies that are engaged in the same industry. This is a risk factor.

8. The reason that we are setting up several companies in same industry:

(1). Several companies, which Wanjun Xie is managing, are in same industry, but all these companies will do businesses in different markets or different brands.

Because all these companies are doing businesses in different markets or different brands, so the investors can choice to invest in one or more companies which are in different markets or different brands. It will disperse and reduce the risk of all investors.

(2). If we set up only one company, we must assemble almost our capital in one company. If the price of the spot gold, the spot silver and whisky will fall more than 50% within a short time, this company will fall into a crisis situation, and their holding companies (parents companies) won't have enough funds to rescue this company.

Because we set up several companies in same industry, we will split all our capital into several portions, and put each portion capital into each our companies, then each our companies will have a smaller capital. If the price of the spot gold, the spot silver and whisky will fall more than 50% within a short time, each our companies will fall into a crisis situation, but their holding companies (parents companies) will be keeping enough funds to rescue all these companies one by one. It will reduce the entire risk of each our companies in same industry. But we won't intend to aggregate each entity's funds into one parent company, we will be maintaining the assets in the individual entities.

9. Wanjun Xie's experience in running a public company:

(1). Name: Lemont Inc
CIK: 0001617216
The filer has become qualified.
Principal business: engaging in trading the spot silver in United Kingdom's Markets.
Wanjun Xie is the director and president of Lemont Inc.
On July 14, 2017, the Corporation had made a merger with Smoke Cartel Inc, and its name was changed to Smoke Cartel inc.

(2). Name: Landbay Inc
CIK: 0001627572
The filer has become effective on December 23, 2016..
Principal business: engaging in trading the spot silver in Canada's Markets, and trading whisky (including brand: Benrinnes and Blair Athol) in United Kingdem's market.
Wanjun Xie is the director and president of Landbay Inc.

(3). Name: Linton Inc
CIK: 0001667790
The filer has not become effective.
Principal business: engaging in trading the spot gold in Switzerland's Markets, and trading whisky (including brand: Strathenry and Tullibardine) in United Kingdem's market.
Wanjun Xie is the director and president of Linton Inc.

(4). Name: Achison Inc
CIK: 0001672571
The filer has become effective on July 20, 2017..
Principal business: engaging in trading the spot silver in Singapore's Marketsr, and trading whisky (including brand: Dailuaine and Auchroisk) in United Kingdem's market.
Wanjun Xie is the director and president of Achison Inc.

(5). Name: Dewriver Inc
CIK: 0001743680
The filer file Form D for issuing shares.
Principal business: engaging in trading the spot silver in Switzerland's Markets, and trading whisky (including brand: Glen Spey and Inchgower) in United Kingdem's market.
Wanjun Xie is the director and president of Dewriver Inc.

10. Directorships during past five years:

(a). Name: American Quickclean Inc
Wanjun Xie is the director of American Quickclean Inc.
The company didn't have a class of securities registered. The company wasn't registered as an investment company.

(d). Name: Lansdale Inc
Wanjun Xie is the director of Lansdale Inc.
The company didn't have a class of securities registered. The company wasn't registered as an investment company.

(c). Name: Larison Inc
Wanjun Xie is the director of Larison Inc.
The company didn't have a class of securities registered. The company wasn't registered as an investment company.

(d). Name: Blueville Inc
Wanjun Xie is the director of Blueville Inc.
The company didn't have a class of securities registered. The company wasn't registered as an investment company.

(e). Name: Lemont Inc
Wanjun Xie was the director of Lemont Inc.
Wanjun Xie was the director in the company with a class of securities registered before July 14, 2017. The company wasn't registered as an investment company.

(f). Name: Landbay Inc
Wanjun Xie is the director of Landbay Inc.
Wanjun Xie was the director in the company with a class of securities registered. The company wasn't registered as an investment company.

(g). Name: Linton Inc
Wanjun Xie is the director of Linton Inc.
Wanjun Xie was the director in the company with a class of securities registered. The company wasn't registered as an investment company.

(h). Name: Dewriver Inc
Wanjun Xie is the director of Dewriver Inc.
Wanjun Xie was the director in the company with a class of securities registered.The company wasn't registered as an investment company.

(i). Name: Achison Inc
Wanjun Xie is the director of Achison Inc.
Wanjun Xie was the director in the company with a class of securities registered. The company wasn't registered as an investment company.

11. Involvement in Certain Legal Proceedings:

None

12. Promoters and control persons.

Wanjun Xie was promoters and persons of Achison Inc.

Wanjun Xie was the promotor of Achison Inc, he wasn't involved in any events which was involvement in any legal proceedings during the past five years and that are material to a voting or investment decision.

Wanjun Xie was the control person of Achison Inc, he wasn't involved in any events which was involvement in any legal proceedings during the past five years and that are material to a voting or investment decision.

13. Compliance with section 16(a) of the Exchange Act:

(1). Achison Inc was a having a class of equity securities registered. Achison Inc wasn't a closed-end investment company registered

(2). During the fiscal year, there weren't a director, officer, more than 10% beneficial owner who failed to file Form 3 and Form 4 on a timely basis.

(3). Forms 5 and amendments furnished to the Corporation with respect to its most recent fiscal year:

(a). Lansdale Inc was more than 10% beneficial owner of Achison Inc. Lansdale Inc has filed Form 5 to the most recent fiscal year of Achison Inc.

(b). Wanjun Xie was the director, officer and more than 10% beneficial owner of Achison Inc. Wanjun Xie has filed Form 5 to the most recent fiscal year of Achison Inc.

(c). Liuyan Li was the director and more than 10% beneficial owner of Achison Inc. Liuyan Li has filed Form 5 to the most recent fiscal year of Achison Inc.

14.Corporate governance

(1). There aren't any material changes to the procedures by which security holders may recommend nominees to the Directors' board of the Corporation.

(2). The corporation don't meet the requirements of items 407(d)(4) of Regulation S-K.

(3). Wanjun Xie is acting the function of the audit committee financial expert of the Corporation.

15.Code of Ethics

The code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions of the Corporation.

(1). Honest and ethical conduct: Duties to clients:

(a). Loyalty, Prudence, and Care

All members have a duty of loyalty to their clients and must act with reasonable care and exercise prudent judgment. All members must act for the benefit of their clients and place their clients' interests before the Corporation's or their own interests.

(b). Fairness

All members must be fair and objective with all clients when providing products and service, or engaging in other professional activities.

(c). Preservation of Confidentiality

Any members must keep information about current, former, and prospective clients confidential unless:

The information concerns illegal activities on the part of the client or prospective client,

Disclosure is required by law, or

The client or prospective client permits disclosure of the information.

(2). Honest and ethical conduct: Duties to Corporation

(a). Loyalty

In matters related to the Corporation, members must act for the benefit of the Corporation and not deprive the Corporation of the advantage of their skills and abilities, divulge confidential information, or otherwise cause harm to the Corporation.

(b). Additional Compensation Arrangements.

Any members must not accept gifts, benefits, compensation, or consideration that competes with or might reasonably be expected to create a conflict of interest with their employer's interest unless they obtain written consent from all parties involved.

(c). Responsibilities of Supervisors

Any members must make reasonable efforts to ensure that anyone subject to their supervision or authority complies with applicable laws, rules, regulations, and the Code and Standards.

(3). Honest and ethical conduct: Conflicts of Interest:

(a).Disclosure of Conflicts:

All members must make full and fair disclosure of all matters that could reasonably be expected to impair their independence and objectivity or interfere with respective duties to their clients, prospective clients, and employer. All members must ensure that such disclosures are prominent, are delivered in plain language, and communicate the relevant information effectively.

(b). Disclosure of Compensations:

All members must disclose to the corporation, clients, and prospective clients, as appropriate, any compensation, consideration, or benefit received from or paid to others for the recommendation of products or services.

(4). Disclosure and the Public Communications:

Any members must report to the CEO, CPO and CAO if they find any mistakes in any reports or documents that the corporation files with, or submits to SEC, IRS and New York State, and in any public communications that the corporation made.

CEO, CPO and CAO must be full, fair accurate, timely, and understandable disclosure in reports and documents that the corporation files with, or submits to SEC, IRS and New York State, and in any public communications that the corporation made.

(5). Compliance with applicable governmental laws, rules and regulations;

(a).Knowledge of the Law:

Any officers must understand and comply with all applicable laws, rules, and regulations (including the CFA Institute Code of Ethics and Standards of Professional Conduct) of any government, regulatory organization, licensing agency, or professional association governing their professional activities. In the event of conflict, any officers must comply with the more strict law, rule, or regulation. Any members must not knowingly participate or assist in and must dissociate from any violation of such laws, rules, or regulations.

(b).Misconduct:

Any officers must not engage in any professional conduct involving dishonesty, fraud, or deceit or commit any act that reflects adversely on their professional reputation, integrity, or competence.

(6). Prompt Internal Reporting of Violations of the Code:

Any members must report promptly any violations of the code to the CEO and CPO.

Item 11. Executive Compensation

1. Compensation

There aren't any compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in last fiscal year.

2. Compensation Committee Interlocks and Insider Participation:

The Corporation has no compensation committee or other board committee performing equivalent functions.

Wanjun Xie is the sole officer and the director of the Corporation, Liuyan Li is the director of the Corporation. The Corporation didn't have any deliberation for concerning executive officer compensation during the last completed fiscal year.

3. Describe any of relationships that existed during the last completed fiscal year:

(1). There isn't any executive officer of the corporation served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Corporation;

(2). There isn't an executive officer of the Corporation served as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Corporation; and

(3). There isn't an executive officer of the Corporation served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Corporation.

(4). Wanjun Xie is a director of the Corporation, and he also serve as an executive officer of the follow entities:

China Democracy Party Foundation Inc; American Quickclean Inc; Lansdale Inc; Larison Inc; Blueville Inc; Linton Inc; Dewriver Inc; Landbay Inc.

Please see the disclosure in the Transactions with related persons, promoters and certain control persons.

4. Compensation Committee Report:

Because the Corporation didn't have the compensation awarded to, earned by, or paid to the named executive officers, so they didn't discuss the compensation awarded to, earned by, or paid to the named executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

1. The Corporation don't have any securities authorized for issuance under equity compensation plans.

2. Security ownership of certain beneficial owners and management:

(1). Security ownership of certain beneficial owners:

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Class A Common Share	Lansdale Inc, 3906 Main St., 207, Flushing, NY11354	9,000,000 Direct	90.09%
Class A Common Share	Wanjun Xie, 3906 Main St., 207, Flushing, NY11354	3,600,000 Indirect	36.04%
Class A Common Share	Liuyan Li, 3906 Main St., 207, Flushing, NY11354	5,400,000 Indirect	54.05%
(2). Security ownership of management:
Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Class A Common Share	Wanjun Xie, 3906 Main St., 207, Flushing, NY11354	3,600,000 Indirect	36.04%
Class A Common Share	Liuyan Li, 3906 Main St., 207, Flushing, NY11354	5,400,000 Indirect	54.05%

Item 13. Certain Relationships and Related Transactions, and Director Independence

1. Related transactions:

(1). On November 21, 2016, Lansdale Inc. loaned $2,000 to Achison Inc. for working capital purposes.

(2). On May 16, 2017, Lansdale Inc. granted $277 in additional capital to Achison Inc. Liuyan Li is the director of Achison Inc. as well as the director and 60% owner of Lansdale Inc.

(3). On August 25, 2017, Landsdale Inc. purchased 90,000,000,000 shares of Achison Inc. which makes Landsdale 90.09% owner of Achison Inc.

(4). On December 04, 2017, Landsdale Inc. made a capital contribution of $10,000.

(5). On December 18, 2017 the Company loaned Lansdale Inc. $10,000 bearing 10% interest.

(6). On March 02, 2018 the Company loaned Lansdale Inc. another $6,000 bearing 10% interest.

2. Certain relationships:

(1). Wanjun Xie is the director, officer and the about 36.04% benefitary owner of Achison Inc, at same time, Wanjun Xie is director, officer and 40% owner of Lansdale Inc.

(2). Liuyan Li is the director and the about 54.05% benefitary owner of Achison Inc, at same time, Liuyan Li is director and 60% owner of Lansdale Inc.

(3). Lansdale Inc owen about 90.09% Class A common shares of Achison Inc.

(4). As of March 31, 2018, the approximate dollar value of the amount involved in the transaction is $38,000.

(4). As of March 31, 2018, the approximate dollar value of the amount of Lansdale Inc's interest in the transaction is $0.

Promoters and certain control persons.

(1) . On July 18, 2017, the Corporation file a registration statement on Form S-1 under the Securities Act, but didn't file on Form 10 under the Exchange Act during the past five fiscal years.

(2). On December 05, 2017, Achison Inc has filed a Form 8-K, to state that Achsion Inc has ceased being a shell company.

A list of all parents of the smaller reporting company showing the basis of control:

Lansdale Inc is parents company of the Corporation.

The material terms of agreement:

(1). Achison Inc will pay the loan within one year.

(2). The rate of the loan is 0.

Item 14. Principal Accounting Fees and Services

1. Auditor's Fees:

(1). The auditing fees was $5,000 since April 1, 2017 to March 31, 2018.

(2). The servicing fees for reviewing the 10-Q financial Statement was $1,000 since October 1, 2017 to December 31, 2017.

2. Fees for tax return:

The fees for reporting taxes was $1,000 since April 1, 2017 to March 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

  7 Report of Independent Registered Public Accounting Firm

  14 Code of Ethics

  23 Consent of the Independent Registered Public Accounting Firm

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

  101 CAL XBRL Taxonomy Extension Calculation Document

  101 LAB XBRL Taxonomy Extension Labels Document

  101 PRE XBRL Taxonomy Extension Presentation Document

  101 DEF XBRL Taxonomy Extension Definition Document

* Amended!

** Filed previously

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature By, Wanjun Xie
President
(Principal Financial Officer)
Date: June 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Registrant: Achison Inc

Signature By, Wanjun Xie
President
(Chief Executive Officer)
Date: June 28, 2018

Signature By, Wanjun Xie
President
(Chief Financial Officer)
Date: June 28, 2018