Form 10-K/A
period 2018-03-31
Achison Inc
filed 2018-07-10
CIK 1672571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0065
Expire: January 31, 2020
Estimated average burden
hours per response ......... 667
FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.          [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Back to Top

ACHISON INC FORM 10-K/A TABLE OF CONTENTS

Back to Top

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements. All statements contained in this Annual Report on Form 10-K/A other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K/A. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

1. Auditor's Fees:

(1). The auditing fees was $10,000 since April 1, 2017 to March 31, 2018.

(2). The servicing fees for reviewing the 10-Q financial Statement was $1,000 since October 1, 2017 to December 31, 2017.

2. Fees for tax return:

The fees for reporting taxes was $1,000 since April 1, 2017 to March 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

** 7 Report of Independent Registered Public Accounting Firm

** 14 Code of Ethics

** 23 Consent of the Independent Registered Public Accounting Firm

** 31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

** 31.2 Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

** 32.1 18 U.S.C. Section 1350 Certificte of Chief Executive Officer

** 32.2 18 U.S.C. Section 1350 Certificte of Chief Financial Officer

** 101 INS XBRL Instance Document

** 101 SCH XBRL Taxonomy Extension Schema Document

** 101 CAL XBRL Taxonomy Extension Calculation Document

** 101 LAB XBRL Taxonomy Extension Labels Document

** 101 PRE XBRL Taxonomy Extension Presentation Document

** 101 DEF XBRL Taxonomy Extension Definition Document

* Amended!

** Filed previously

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature By, Wanjun Xie
President
(Principal Financial Officer)
Date: July 10, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Registrant: Achison Inc

Signature By, Wanjun Xie
President
(Chief Executive Officer)
Date: July 10, 2018

Signature By, Wanjun Xie
President
(Chief Financial Officer)
Date: July 10, 2018