Form 10-Q
period 2018-06-30
Achison Inc
filed 2018-08-13
CIK 1672571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0070
Expire: September 30, 2018
Estimated average burden
hours per response ......... 187.43
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [ X ]   No [ ]

On June 30, 2018, the registrant had 9,990,000 shares of Class A common stock outstanding.

Back to Top

ACHISON INC FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018 TABLE OF CONTENTS

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

Back to Top

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ACHISON INC.
FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2018

ACHISON INC BALANCE SHEETS (UNAUDITED) AS OF JUNE 30, 2018 ASSETS

	June 30, 2018	Mar 31, 2018
Current assets:
Cash & cash equivalents	$11,849	$1,511
Short Term Investment	$30,242	$8,280
Total current assets	$42,091	$9,791

Other assets:
Notes Receiveble	$25,000	$16,000
Total other assets	$25,000	$16,000

TOTAL ASSETS	$67,091	$25,791

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-	-
Tax payable	-	-
Loans	$2,000	$2,000
Total current liabilities	$2,000	$2,000

Stockholder's equity:
Common Stock: 0.001 Par Value; 9,990,000 Shares authorized; 9,990,000 share issued and outstanding	$9,990	$9,990
Additional paid-in capital	$39,035	$13,935
Retained earnings (Deficit)	$16,066	$(134)
Total stockholder's equity	$65,091	$23,791

Total liabilities and stockholder's equity	$67,091	$25,791
ACHISON INC COMPARATIVE STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2018 and 2017
	April 1, 2018- June 30, 2018	April 1, 2017- June 30, 2017
Revenues:
Realized Gain (loss) from Investment	$28,689	$22
Trading Commissions	-	$7
Interest Income	$626	-
Unrealized Gain (lose) from Investment	$(6,406)	$(159)
Less: (Fee and cpmmission expense)	$(300)	$(36)
Net profit (lose)	$22,609	$(166)

Expenses:
Bank Service Charge	$109	$54
Franchise Tax, License and Permit	$25	-
Office Supplies	-	-
Legal & professional	$6,275	-
Total Expenses	$6,409	$136

Excess of Revenues over Expenses before Taxes	$16,200	$(302)

Provision for Taxes
NY State Tax	-	-
NYC Tax	-	-

Net income (loss)	$16,200	$(302)
- ACHISON INC STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED) FOR THE PERIOD FROM APRIL 01, 2018 TO JUNE 30, 2018
Shareholder's equity-April 1, 2018	$23,791

Add: Net (Lose) for the period from April 01, 2018 to June 30, 2018	$16,200

Add: Additional paid-in capital from April 01, 2018 to June 30, 2018	$49,100

Less: Additional paid-out capital from April 01, 2018 to June 30, 2018	$(24,000)

Shareholder's equity-June 30, 2018	$65,091
ACHISON INC COMPARATIVE STATEMENT OF CASH FLOWS (UNADITED) FOR THE THREE MONTHS ENDED FROM APRIL 01, 2018 TO JUNE 30, 20178 and 2017
	April 1, 2018- June 30, 2018	April 1, 2017- June 30, 2017
Cash flows from operating activities:
Net Income (lose)	$16,200	$(302)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-	-
(Increase)decrease in assets:
Account receivables	-	-
Short term investments	$(21,962)	$246
(Increase)decrease in liabilities:
Account payables	-	-
Net cash provided by (used in) operating activities	$(5,762)	$(56)

Cash flows from investing activities:
Long term investments	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Notes Receivable	$(9,000)	-
Loans	-	-
Capital stock	-	-
Additional paid-out capital	$(24,000)	-
Additional paid-in capital	$49,100	$277
Net cash provided by (used in) financing activities	$16,100	$277

Net increase (decrease) in cash and cash equivalents	$10,338	$221

Cash and cash equivalent-April 01, 2018 and April 01, 2017	$1,511	$1,635

Cash and equivalents-June 30, 2018 and June 30, 2017	$11,849	$1,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-	-
Tax expenses	-	-

ACHISON INC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 20178

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Achison Inc., the Company, incorporated in the State of New York on December 29, 2014, is currently engaged in trading in spot silver in Singapore market and investing in equity securities in the U.S. market and crypto/digital currency.

Prior to September of 2017 the Company primarily engaged in trading spot gold and silver in Singapore Markets but has now recently opened a securities brokerage account with Wilson Davis Company located in Salt Lake City, Utah through which they purchase and sell U.S. equity securities. The Company no longer intends to engage in the trading of spot gold. Furthermore, the Company has engaged in the trading of crypto/digital currency, however has discontinued all trading in crypto currency as of the balance sheet date. The Company's activities are subject to significant risks and uncertainties.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The company was incorporated on December 29, 2014, and the Company started its operations to trade the spot gold and spot silver on March 29, 2016 through August 2017. Now the Company only trades in the spot silver in Singapore market and U.S. equity securities. Additionally, the Company started to trade in Whisky in the UK markets starting January 30, 2018.

These accompanying financial statements of the Company is for the period from April 01, 2018 to June 30, 2018.

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

The Company maintains its cash balance at a financial institution located in New York and a securities brokerage accounts with Wilson-Davis Company located in Salt Lake City, Utah and Charles Schwab Company. Additionally, the company has opened a Whisky trading in UK which holds some currency in USD these amounts are not FDIC insured. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on June 30, 2018:

Cash in Bank and brokerage accounts $ 11,849

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

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2018.

NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investments including the spot silver and marketable securities that can and will be sold within one year to be short term investments. Achison Inc. operated a trading account in Wilson-Davis Company to trade U.S. equity securities, a trading account in Bullion Vault to trade spot silver and a Whisky trading account in the UK. Since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Wilson Davis Company, Bullion Vault and Whisky trading account as short term investments assets. As of June 30, 2018, the Short Term Investment holdings were as follows:

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Singapore Silver	2.732	$1,402
Totals:	-	$1,449

Other Investments	Valuation in $(USD)
Equities	$22,442
Whisky Property (LPA)	$3,398
Startengine Crowfunding Inc	$3,000
Totals:	$30,242

NOTE 5. STOCKHOLDER'S EQUITY

The Company has authorized 99,900,000,000 shares of common stocks with a par value of 0.0000001 per share. There Company issued 99,900,000,0000 Class A common shares on August 25, 2017. On November 9, 2017, the Company had made a 1-for-10,000 reverse stock split. Therefore, there are currently 9,990,000 shares of common stocks outstanding as of June 30, 2018. In the period from April 1, 2018 to June 30, 2018, the Company didn't issue any stock types, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from share-based award activities.

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

On April 25, 2018 Lansdale Inc. gifted 15,000 shares of SMKC to Achison Inc.

On April 27, 2018 Lansdale Inc. gifted 20,000 shares of SMKC to Achison Inc.

On May 09, 2018 Achison Inc. loaned an additional $9,000 to Lansdale Inc. bearing 10% interest.

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

Overview

Industry Environment

Achison Inc is engaging in trading the spot silver in Singapore Market, investing in equity securities in the U.S. market, and engaging in trading whisky in UK market.

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

The Corporation is engaging in trading securities in US market, the competitions are the price's compitition of the stocks.

The follow factors will impact the price of the stocks:

(1). The factors of companies will impact price of an individual stocks, the factors include the operating conditions and the financial condition of the company;

(2). The economic factors of USA will impact the price of the stocks, the factors include the interest rate level, the exchange rate level, the international incomes and expenses, the real terms, the economic circle, the economic index, the ecominc policies.

(3). The political infactors will impact the price of the stocks, the infactors include the political situation, the political accidents, the diplomatic relations and the party in power changed.

The Corporation is engaging in trading whisky in UK market. the competitions are the price's compitition of the stocks.

The follow factors will impact the price of whisky in UK market:

(1). The type and age of the whisky will impact the price of the whisky;

(2). The demanment and supplement relationship will impact the price of the whisky;

(3). The expenses for custody and insured will impact the price of the whisky.

We tried to reduce the risk when we were trading the spot silver, whisky and securities:

(1). We will always keep enough cash in our trading account to against the risk factors.

(2). We won't use a leverage trading, a margin trading or a financial trading. We will always to use the own funds of the Corporation to trade the spot silver, whisky and securities.

(3). We assume that the Risk Factors will happen at any time, but we try to reduce any risks when we are in trading the spot silver, whisky and securities.

(4). When the Corporation will become a middle capital company and a big capital company, We will carry on the diversified investment to reduce the risk

Primary Sources of Revenues

The primary sources of revenues of the Corporation were trading income and other incomes.

Primary Expenses

The primary expenses are the trading expenditure, the professional expenditure and the bank fees.

Components of Results of Operations

Revenue

Trading income: The primary incomes of the Corporation were trading the spot silver, whisky and securities.

Cost of Revenue and Operating Expenses

Cost of revenue: The cost of revenue was the trading fees, the professional fees and the bank fees.

Professional expenditure: The professional expenses include the auditing fees, accounting fees and XBRL servicing fees.

Results of Operations

The following tables set forth our statements of income data:

Ended June 30, 2018
Revenue	$22,609
Total Expenses	$6,409
Excess of Revenue over Expenses before Taxes	$16,200
NY State Tax	-
NYC Tax	-
Net income (lose)	$16,200
The following table set forth our statements of income data (as a percentage of revenue):
Revenue
Ended June 30, 2018
From April 1, 2018 to June 30, 2018
Revenue:
Gain (lose) from investments	$28,689
Interest income	$626
Unrealized gain (lose) from investments	$(6,406)
Less: (fee and commission expense)	$(300)
Total revenue	$22,609
Cost of Revenue
Ended June 30, 2018
From April 1, 2018 to June 30, 2018
Expenses:
Bank Service Charges	$109
Misc. Taxes, Licenses & Permits	-
Office Supplies	-
Legal and professional	$6,275
Total expenses	$6,409
Percentage of revenue	28.35%
Provision for income taxes
Ended June 30, 2018
From April 1, 2018 to June 30, 2018
Provision for income taxes	-
Effective tax rate	-

Full Qauter

We discuss the financial condition, changes in financial condition and results of operations of the Corporation since April 1, 2018 to June 30, 2018.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold, the fund granted and the loan without interest of owner and affiliates, and income from its operations.

Our Capital Resources sources were our cash and cash equivalents. Cash and cash equivalents were $11,849 as of June 30, 2018. ..

Cash Provided by Operating Activities

$30,242 cash was invested in trading the spot silver, whisky and securities as of June 30, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

Contractual Obligations

The Corporation didn't have any contractual obligations as of June 30, 2018.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $2,000 as of June 30, 2018.

Contingencies

The Corporation didn't have any contingencies as of June 30, 2018.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of June 30, 2018.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We have disclosured all market risks, including changes to foreign currency exchange rates, interest rates, and inflation.

Item 4.Controls and Procedures

It isn't applicable.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of June 30, 2018.

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
Date: June 30, 2018

Signature By, Wanjun Xie
President, On behalf of Achison Inc
(Chief Financial Officer)
Date: June 30, 2018