Form 10-Q
period 2018-09-30
Achison Inc
filed 2018-11-21
CIK 1672571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0070
Expire: July 31, 2021
Estimated average burden
hours per response ......... 190.42
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [ X ]   No [ ]

On September 30, 2018, the registrant had 9,990,000 shares of Class A common stock outstanding.

Back to Top

ACHISON INC FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018 TABLE OF CONTENTS

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

Back to Top

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ACHISON INC.
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2018

ACHISON INC CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2018 AND MARCH 31, 2018 ASSETS

	September 30, 2018	Mar 31, 2018
Current assets:
Cash & cash equivalents	$26,322	$1,511
Short Term Investment	$45,509	$8,280
Total current assets	$71,831	$9,791

Other assets:
Notes Receiveble	$28,200	$16,000
Total other assets	$28,200	$16,000

TOTAL ASSETS	$100,031	$25,791

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-	-
Tax payable	$17,369	-
Loans	-	$2,000
Total current liabilities	$17,369	$2,000

Deferred Tax Liabilities	$1,669	-
Total current liabilities	$1,669	-

Stockholder's equity:
Common Stock: 0.001 Par Value; 9,990,000 Shares authorized; 9,990,000 share issued and outstanding	$9,990	$9,990
Additional paid-in capital	$39,035	$13,935
Retained earnings (Deficit)	$29,587	$(134)
Equity Atttributable to Holders of the Parents	$78,612	$23,791
Equity Attributable to Non-controlling Interest	$2,381	-
Total stockholder's equity	$80,993	$23,791

Total liabilities and stockholder's equity	$100,031	$25,791
ACHISON INC CONSOLIDATED COMPARATIVE STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 and 2017
	April 1, 2018- September 30, 2018	April 1, 2017- September 30, 2017
Revenues:
Realized Gain (loss) from Investment	$63,660	$22
Trading Commissions	-	$7
Interest Income	$1,418	-
Unrealized Gain (lose) from Investment	$4,599	$(159)
Less: (Fee and cpmmission expense)	$(565)	$(36)
Net profit (lose)	$69,112	$(166)

Expenses:
Bank Service Charge	$270	$54
Franchise Tax, License and Permit	$713	$82
Custody Expenses	$26	-
Legal & professional	$19,919	-
Total Expenses	$20,928	$136

Excess of Revenues over Expenses before Taxes	$48,184	$(302)

Provision for Taxes
Federal Tax	$10,998	-
NY State Tax	$3,404	-
NYC Tax	$4,635	-

Net income (loss)	$29,147	$(302)

Attributable to the Parent Net Income (Lose)	$29,722	-
Attributable to the Non-controlling Interest Net Income (Lose)	$(575)	-
ACHISON INC CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
April 1, 2018- September 30, 2018
Revenues:
Realized Gain (loss) from Investment	$34,970
Trading Commissions	-
Interest Income	$792
Unrealized Gain (lose) from Investment	$11,005
Less: (Fee and cpmmission expense)	$(265)
Net profit (lose)	$46,502

Expenses:
Bank Service Charge	$161
Franchise Tax, License and Permit	$688
Custody Expenses	$26
Legal & professional	$13,644
Total Expenses	$14,519

Excess of Revenues over Expenses before Taxes	$31,983

Provision for Taxes
Federal Tax	$10,998
NY State Tax	$3,404
NYC Tax	$4,635

Net income (loss)	$12,946

Attributable to the Parent Net Income (Lose)	$13,521
Attributable to the Non-controlling Interest Net Income (Lose)	$(575)
- ACHISON INC CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED) FOR THE PERIOD FROM APRIL 01, 2018 TO SEPTEMBER 30, 2018
Shareholder's equity-April 1, 2018	$23,791

Add: Net (Lose) for the period from April 01, 2018 to September 30, 2018 of Parent Company	$33,336

Add: Net (Lose) for the period from April 01, 2018 to September 30, 2018 of Non-controlling Interest	$(4,189)

Add: Common Stock for the period from April 01, 2018 to September 30, 2018 of Non-controlling Interest	$1,585

Add: Additional paid-in capital from April 01, 2018 to September 30, 2018 of Parent Company	$25,099

Add: Additional paid-in capital from April 01, 2018 to September 30, 2018 of Non-controlling Interest	$1,371

Shareholder's equity-September 30, 2018	$80,993
ACHISON INC CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS (UNADITED) FOR THE SIX MONTHS ENDED FROM APRIL 01, 2018 TO SEPTEMBER 30, 20178 and 2017
	April 1, 2018- September 30, 2018	April 1, 2017- September 30, 2017
Cash flows from operating activities:
Net Income (lose)	$29,147	$(302)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-	-
(Increase)decrease in assets:
Account receivables	-	-
Short term investments	$(37,229)	$270
(Increase)decrease in liabilities:
Account payables	$17,369	-
Deferred Taxes	$1,669	-
Net cash provided by (used in) operating activities	$10,956	$(32)

Cash flows from investing activities:
Long term investments	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Notes Receivable	$(12,200)	-
Loans Payable	$(2,000)	-
Capital stock-Parent Company	-	$9,990
Capital stock-Non-controlling Interest	$1,371	-
Additional paid-in capital-Parent Company	$25,099	$510
Additional paid-in capital-Non-controlling Interest	$1,585	-
Net cash provided by (used in) financing activities	$13,855	$10,500

Net increase (decrease) in cash and cash equivalents	$24,811	$10,468

Cash and cash equivalent-April 01, 2018 and April 01, 2017	$1,511	$1,635

Cash and equivalents-September 30, 2018 and September 30, 2017	$26,322	$12,103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-	-
Tax expenses	-	-

ACHISON INC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 20178

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

The company was incorporated on December 29, 2014, and the Company started its operations to trade the spot gold and spot silver on March 29, 2016 through August 2017. Now the Company only trades in the spot silver in Singapore market and U.S. equity securities. Additionally, the Company started to trade in Whisky in the UK markets starting September 30, 2018.

These accompanying consolidated financial statements of the Company is for the period from April 01, 2018 to September 30, 2018, the subsidiary, Linton, Inc. was acquired on July 20, 2018 and Achison Inc. owns 86.27% of the company.

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

The Company maintains its cash balance at a financial institution located in New York and a securities brokerage accounts with Wilson-Davis Company located in Salt Lake City, Utah and Charles Schwab Company. Additionally, the company has opened a Whisky trading in UK which holds some currency in USD these amounts are not FDIC insured. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on September 30, 2018:

Cash in Bank and brokerage accounts $26,322

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

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2018.

NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investments including the spot silver and marketable securities that can and will be sold within one year to be short term investments. Achison Inc. operated a trading account in Wilson-Davis Company to trade U.S. equity securities, a trading account in Bullion Vault to trade spot silver and a Whisky trading account in the UK. Since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Wilson Davis Company, Bullion Vault and Whisky trading account as short term investments assets. As of September 30, 2018, the Short Term Investment holdings were as follows:

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Singapore Silver	2.64	$1,241
Totals:	-	$1,241

Other Investments	Valuation in $(USD)
Equities	$37,794
Whisky Property (LPA)	$3,474
Startengine Crowfunding Inc	$3,000
Totals:	$45,509

NOTE 5. STOCKHOLDER'S EQUITY

The Company has authorized 99,900,000,000 shares of common stocks with a par value of 0.0000001 per share. There Company issued 99,900,000,0000 Class A common shares on August 25, 2017. On November 9, 2017, the Company had made a 1-for-10,000 reverse stock split. Therefore, there are currently 9,990,000 shares of common stocks outstanding as of September 30, 2018. In the period from April 1, 2018 to September 30, 2018, the Company didn't issue any stock types, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from share-based award activities.

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

On April 25, 2018 Lansdale Inc. gifted 15,000 shares of SMKC to Achison Inc.

On April 27, 2018 Lansdale Inc. gifted 20,000 shares of SMKC to Achison Inc.

On August 29, 2018 Lansdale Inc gifted 15,000 shares of SMKC to Achison Inc..

On September 04, 2018, Lansdale Inc., loaned an additional $5,000 to Lansdale Inc. bearing 10% interest.

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

Overview

Industry Environment

Achison Inc is engaging in trading the spot silver in Singapore Market; investing in equity securities in the U.S. market; engaging in trading whisky in UK market, the brand include Dailuaine and Auchroisk; holding its majority-owned subsidiaries.

Linton Inc is a majority-owned subsidiary of Achisn Inc. Linton Inc s engaging in trading the spot gold in Switzerland Market; engaging in trading whisky in UK market, the brand include Ardmore,Tullibardine and Strathenry; holding its majority-owned subsidiaries.

The business that the Corporation is trading the spot silver and Linton Inc is trading the spot gold is impacted by the international circumstances, and the business was impacted by the market's analysis and market's prediction of the Corporation:

(1). US dollar is appreciation; the international political situation is stable; a financial status and the economy status in some countries are good; deflation in some countries happen; the rate of US dollar is fall, demand exceed supply seriously, and so on, the price of silver and gold will going down. This is the opportunity that the Corporation will buy and hold the spot silver and Linton Inc will buy the spot gold.

(2). US dollar is depreciation; chaos caused by war; a volatile international political situation; a financial crisis in some countries; inflation in some countries; the rate of US dollar is raising, supply exceed demand seriously, and so on, the price of silver and gold will going up. This is the opportunity that the Corporation will sell its spot silver and Linton Inc will sell gold, and gain profits.

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

We tried to reduce the risk when we were trading the spot silver, the spot gold, whisky and securities:

(1). We will always keep enough cash in our trading account to against the risk factors.

(2). We won't use a leverage trading, a margin trading or a financial trading. We will always to use the own funds of the Corporation to trade the spot silver, the spot gold, whisky and securities.

(3). We assume that the Risk Factors will happen at any time, but we try to reduce any risks when we are in trading the spot silver, the spot gold, whisky and securities.

(4). When the Corporation will become a middle capital company and a big capital company, We will carry on the diversified investment to reduce the risk

Primary Sources of Revenues

The primary sources of revenues of the Corporation were trading income and other incomes.

Primary Expenses

The primary expenses are the trading expenditure, the professional expenditure and the bank fees.

Components of Results of Operations

Revenue

Trading income: The primary incomes of the Corporation were trading the spot silver, the spot gold, whisky and securities.

Cost of Revenue and Operating Expenses

Cost of revenue: The cost of revenue was the trading fees, the professional fees and the bank fees.

Professional expenditure: The professional expenses include the auditing fees, accounting fees and XBRL servicing fees.

Results of Operations

The following tables set forth our statements of income data:

Ended September 30, 2018
Revenue	$46,502
Total Expenses	$14,519
Excess of Revenue over Expenses before Taxes	$31,983
Federal Tax	$10,998
NY State Tax	$3,404
NYC Tax	$4,635
Net income (lose)	$12,946
The following table set forth our statements of income data (as a percentage of revenue):
Revenue
Ended September 30, 2018
From July 1, 2018 to September 30, 2018
Revenue:
Gain (lose) from investments	$34,970
Interest income	$792
Unrealized gain (lose) from investments	$11,005
Less: (fee and commission expense)	$(265)
Total revenue	$46,502
Cost of Revenue
Ended September 30, 2018
From July 1, 2018 to September 30, 2018
Expenses:
Bank Service Charges	$161
Misc. Taxes, Licenses & Permits	$688
Custody Expenses	$26
Legal and professional	$13,644
Total expenses	$14,519
Percentage of revenue	31.22%
Provision for income taxes
Ended September 30, 2018
From July 1, 2018 to September 30, 2018
Provision for income taxes	$19,037
Effective tax rate	40.94%

Full Qauter

We discuss the financial condition, changes in financial condition and results of operations of the Corporation since July 1, 2018 to September 30, 2018.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold, the fund granted and the loan without interest of owner and affiliates, and income from its operations.

Our Capital Resources sources were our cash and cash equivalents. Cash and cash equivalents were $26,322 as of September 30, 2018. ..

Cash Provided by Operating Activities

$45,509 cash was invested in trading the spot silver, whisky and securities as of September 30, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

Contractual Obligations

The Corporation didn't have any contractual obligations as of September 30, 2018.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $0 as of September 30, 2018.

Contingencies

The Corporation didn't have any contingencies as of September 30, 2018.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of September 30, 2018.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We have disclosured all market risks, including changes to foreign currency exchange rates, interest rates, and inflation.

Item 4.Controls and Procedures

It isn't applicable.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of September 30, 2018.

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
Date: November 20, 2018

Signature By, Wanjun Xie
President, On behalf of Achison Inc
(Chief Financial Officer)
Date: November 20, 2018