Form 10-Q
period 2018-12-31
Achison Inc
filed 2019-02-26
CIK 1672571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0070
Expire: July 31, 2021
Estimated average burden
hours per response ......... 190.42
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [ X ]   No [ ]

On December 31, 2018, the registrant had 9,990,000 shares of Class A common stock outstanding.

Back to Top

ACHISON INC FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018 TABLE OF CONTENTS

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

Back to Top

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ACHISON INC.
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2018

ACHISON INC CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF DECEMBER 31, 2018 AND MARCH 31, 2018 ASSETS

	December 31, 2018	March 31, 2018
Current assets:
Cash & cash equivalents	$3,139	$1,511
Short Term Investment	$30,372	$8,280
Deferred Tax	$8,151	-

Total current assets	$41,662	$9,791

Other assets:
Notes Receiveble	$28,200	$16,000
Total other assets	$28,200	$16,000

TOTAL ASSETS	$69,862	$25,791

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-	-
Tax payable	$14,161	-
Loans	-	$2,000

Total current liabilities	$14,161	$2,000

Stockholder's equity:
Common Stock: 0.001 Par Value; 9,990,000 Shares authorized; 9,990,000 share issued and outstanding	$9,990	$9,990
Additional paid-in capital	$39,035	$13,935
Retained earnings (Deficit)	$3,708	$(134)
Equity Atttributable to Holders of the Parents	$52,733	$23,791
Equity Attributable to Non-controlling Interest	$2,968	-
Total stockholder's equity	$55,701	$23,791

Total liabilities and stockholder's equity	$69,862	$25,791
ACHISON INC CONSOLIDATED COMPARATIVE STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 and 2017
	April 1, 2018- December 31, 2018	April 1, 2017- December 31, 2017
Revenues:
Realized Gain (loss) from Investment	$69,749	$290
Trading Commissions	-	$7
Interest Income	$2,127	$75
Unrealized Gain (lose) from Investment	$(22,174)	$(238)
Less: (Fee and cpmmission expense)	$(711)	$(631)
Net profit (lose)	$48,991	$(497)

Expenses:
Bank Service Charge	$357	$249
Franchise Tax, License and Permit	$713	$112
Custody Expenses	$197	-
Legal & professional	$38,936	-
Total Expenses	$40,203	$361

Excess of Revenues over Expenses before Taxes	$8,788	$(858)

Provision for Taxes
Federal Tax	$3,472	-
NY State Tax	$1,074	-
NYC Tax	$1,463	-

Net income (loss)	$2,779	$(858)

Attributable to the Parent Net Income (Lose)	$3,842	-
Attributable to the Non-controlling Interest Net Income (Lose)	$(1,063)	-
ACHISON INC CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE THREE MONTHS ENDED DECEMBER 31, 2018
October 1, 2018- December 31, 2018
Revenues:
Realized Gain (loss) from Investment	$6,090
Trading Commissions	-
Interest Income	$709
Unrealized Gain (lose) from Investment	$(26,773)
Less: (Fee and cpmmission expense)	$(240)
Net profit (lose)	$(20,214)

Expenses:
Bank Service Charge	$87
Franchise Tax, License and Permit	-
Custody Expenses	$77
Legal & professional	$19,017
Total Expenses	$19,181

Excess of Revenues over Expenses before Taxes	$(39,395)

Provision for Taxes
Federal Tax	$(7,527)
NY State Tax	$(2,330)
NYC Tax	$(3,172)

Net income (loss)	$(26,366)

Attributable to the Parent Net Income (Lose)	$(25,878)
Attributable to the Non-controlling Interest Net Income (Lose)	$(488)
3 Back to Table of Contents - ACHISON INC CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED) FOR THE PERIOD FROM APRIL 01, 2018 TO DECEMBER 31, 2018
Shareholder's equity-April 1, 2018	$23,791

Add: Net (Lose) for the period from April 01, 2018 to December 31, 2018 of Parent Company	$3,842

Add: Net (Lose) for the period from April 01, 2018 to December 31, 2018 of Non-controlling Interest	$(1,063)

Add: Common Stock for the period from April 01, 2018 to December 31, 2018 of Non-controlling Interest	$1,372

Add: Additional paid-in capital from April 01, 2018 to December 31, 2018 of Parent Company	$25,099

Add: Additional paid-in capital from April 01, 2018 to December 31, 2018 of Non-controlling Interest	$2,660

Shareholder's equity-December 31, 2018	$55,701
ACHISON INC CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS (UNADITED) FOR THE NINE MONTHS ENDED FROM APRIL 01, 2018 TO DECEMBER 31, 20178 and 2017
	April 1, 2018- December 31, 2018	April 1, 2017- December 31, 2017
Cash flows from operating activities:
Net Income (lose)	$2,779	$(858)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-	-
(Increase)decrease in assets:
Account receivables	-	-
Short term investments	$(22,092)	$(8,865)
(Increase)decrease in liabilities:
Account payables	$14,161	-
Deferred Taxes	$(8,151)	-
Net cash provided by (used in) operating activities	$(13,303)	$(9,723)

Cash flows from investing activities:
Long term investments	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Notes Receivable	$(12,200)	$(10,000)
Loans Payable	$(2,000)	-
Capital stock-Parent Company	-	$9,990
Capital stock-Non-controlling Interest	$1,371	-
Additional paid-in capital-Parent Company	$25,100	$10,297
Additional paid-in capital-Non-controlling Interest	$2,660	-
Net cash provided by (used in) financing activities	$14,931	$10,287

Net increase (decrease) in cash and cash equivalents	$1,628	$564

Cash and cash equivalent-April 01, 2018 and April 01, 2017	$1,511	$1,635

Cash and equivalents-December 31, 2018 and December 31, 2017	$3,139	$2,199

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-	-
Tax expenses	-	-

ACHISON INC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2018

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

The company was incorporated on December 29, 2014, and the Company started its operations to trade the spot gold and spot silver on March 29, 2016 through August 2017. Now the Company only trades in the spot silver in Singapore market and U.S. equity securities. Additionally, the Company started to trade in Whisky in the UK markets starting December 31, 2018.

These accompanying consolidated financial statements of the Company is for the period from April 01, 2018 to December 31, 2018, the subsidiary, Linton, Inc. was acquired on July 20, 2018 and Achison Inc. owns 86.27% of the company.

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

The Company maintains its cash balance at a financial institution located in New York and a securities brokerage accounts with Wilson-Davis Company located in Salt Lake City, Utah and Charles Schwab Company. Additionally, the company has opened a Whisky trading in UK which holds some currency in USD these amounts are not FDIC insured. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on December 31, 2018:

Cash in Bank and brokerage accounts $3,139

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

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2018.

NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investments including the spot silver and marketable securities that can and will be sold within one year to be short term investments. Achison Inc. operated a trading account in Wilson-Davis Company to trade U.S. equity securities, a trading account in Bullion Vault to trade spot silver and a Whisky trading account in the UK. Since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Wilson Davis Company, Bullion Vault and Whisky trading account as short term investments assets. As of December 31, 2018, the Short Term Investment holdings were as follows:

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Singapore Silver	2.644	$1,316
Totals:	-	$1,316

Other Investments	Valuation in $(USD)
Equities	$21,763
Whisky Property (LPA)	$1,967
Startengine Crowfunding Inc	$3,000
Totals:	$26,730

NOTE 5. STOCKHOLDER'S EQUITY

The Company has authorized 99,900,000,000 shares of common stocks with a par value of 0.0000001 per share. There Company issued 99,900,000,0000 Class A common shares on August 25, 2017. On November 9, 2017, the Company had made a 1-for-10,000 reverse stock split. Therefore, there are currently 9,990,000 shares of common stocks outstanding as of December 31, 2018. In the period from April 1, 2018 to December 31, 2018, the Company didn't issue any stock types, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from share-based award activities.

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

On August 29, 2018 Lansdale Inc. gifted 15,000 shares of SMKC to Achison Inc.

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

Results of Operations

The following tables set forth our statements of income data:

Ended December 31, 2018
Revenue	$6,090
Total Expenses	$19,181
Excess of Revenue over Expenses before Taxes	$(39,395)
Federal Tax	$(7,527)
NY State Tax	$(2,330)
NYC Tax	$(3,172)
Net income (lose)	$(26,366)
The following table set forth our statements of income data (as a percentage of revenue):
Revenue
Ended December 31, 2018
From October 1, 2018 to December 31, 2018
Revenue:
Gain (lose) from investments	$6,090
Interest income	$709
Unrealized gain (lose) from investments	$(26,773)
Less: (fee and commission expense)	$(240)
Total revenue	$(20,214)
Cost of Revenue
Ended December 31, 2018
From October 1, 2018 to December 31, 2018
Expenses:
Bank Service Charges	$87
Misc. Taxes, Licenses & Permits	-
Custody Expenses	$77
Legal and professional	$19,017
Total expenses	$19,181
Percentage of revenue	-
Provision for income taxes
Ended December 31, 2018
From October 1, 2018 to December 31, 2018
Provision for income taxes	$(13,029)
Effective tax rate	-

Full Qauter

We discuss the financial condition, changes in financial condition and results of operations of the Corporation since October 1, 2018 to December 31, 2018.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold, the fund granted and the loan without interest of owner and affiliates, and income from its operations.

Our Capital Resources sources were our cash and cash equivalents. Cash and cash equivalents were $3,139 as of December 31, 2018. ..

Cash Provided by Operating Activities

$30,372 cash was invested in trading the spot silver, whisky and securities as of December 31, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

Contractual Obligations

The Corporation didn't have any contractual obligations as of December 31, 2018.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $0 as of December 31, 2018.

Contingencies

The Corporation didn't have any contingencies as of December 31, 2018.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of December 31, 2018.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We have disclosured all market risks, including changes to foreign currency exchange rates, interest rates, and inflation.

Item 4.Controls and Procedures

It isn't applicable.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of December 31, 2018.

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
Date: February 23, 2019

Signature By, Wanjun Xie
President, On behalf of Achison Inc
(Chief Financial Officer)
Date: February 23, 2019