Form 10-K
period 2019-03-31
Achison Inc
filed 2019-07-15
CIK 1672571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0065
Expire: January 31, 2020
Estimated average burden
hours per response ......... 667
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2019

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 333-211051

Achison Inc (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)

47-2643986 (I.R.S. Employer Identification Number)

135-22 Northern Blvd, 2nd Fl, Flushing, NY11354 (Address of principal executive offices) (Zip Code)

917-470-5393 (Registrant's telephone number, including area code)
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

Large accelerated filer [ ]                                                     Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)       Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [ ]    No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 31, 2019, the last business day of the registrant's most recently completed first fiscal quarter, was $5,309 based upon the IPO price.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [ ]   No [X]

As of March 31, 2019, the registrant had 9,990,000 shares of Class A common stock outstanding.

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

PART I

Item 1. Business

The Corporation is engaging in trading the spot silver in Singapore's Markets, trading securities in US markets (less than 40% of its assets, or less than 100 shareholders), trading whisky in UK market.

We have disclosured the businesses for trading the spot silver in Singapore's Market, and we have disclosured the busineses for holding and trading securities in US markets.

We planned to develop the residential real estate in Westeastern area of Queens in New York city, but we didn't start to do the businesses of the residential real estate.

Item 1A. Risk Factors

We have disclosured the risk factors for trading the spot silver in Singapore Market, trading whisky in UK market, trading securities in US market.

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

(3). On July 20, 2017, the class A common shares of the Corporation are registered in SEC by Form S-1/A, and price of per share was $0.0000001 in its IPO. On November 01, 2017, the Corporation had made a 1-for-10,000 reverse split. As of March 31, 2019, the price of per share was $0.001.

(4). The class A common shares of the Corporation are registered by Form S-1, As of March 31, 2019, there is no established United States public trading market. The amount of class A common shares was 99,900,000,000 class A common shares after IPO. On November 01, 2017, the Corporation had made a 1-for-10,000 reverse split. As of March 31, 2019, 9,990,000 class A common shares was authorized, 9,990,000 class A common shares issued and outstanding.

(5). As of March 31, 2019, the approximate number of holders of class A common shares of the registrant are 40.

(6). The class A common shares of the Corporation are registered by Form S-1. As of March 31, 2019, Lansdale Inc own directly 90.09% class A common shares of the Corporation. Wanjun Xie is the beneficial owner, and he own indirectly 36.04% class A common shares of the Corporation. Wanjun Xie is the director and the officer of Lansdale Inc, at same time, Wanjun Xie is the director and the officer of the Corporation. Liuyan Li is the beneficial owner, and he own indirectly 54.05% class A common shares of the Corporation. Liuyan Li is the director of Lansdale Inc, at same time, Liuyan Li is the director of the Corporation.

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

Results of Operations

The following tables set forth our condensed statements of income data:

Ended March 31, 2019
Revenue	$43,816
Total Expenses	$37,791
Excess of Revenue over Expenses before Taxes	$6,025
Federal Tax	$904
NY State Tax	$392
NYC Tax	$533
Net income (lose)	$4,196
The following table set forth our condensed statements of income data (as a percentage of revenue):
6 Back to Table of Contents Revenue
Ended March 31, 2019
From April 1, 2018 to March 1, 2019
Revenue:
Gain (lose) from Investments	$75,705
Trading Commissions	-
Interest Income	$2,877
Unrealized Gain (lose) from Investments	$(33,865)
Less: (Fee and commission expenses)	$(901)
Total Revenue	$43,816
Cost of Revenue
Ended March 31, 2019
From April 1, 2018 to March 31, 2019
Expenses:
Bank Service Charges	$274
Franchise Tax, License Permits	$252
Custodian Fees	$178
Legal and Professional	$37,087
Total Revenue	$6,025
Percentage of Revenue	86%
Provision for income taxes
Ended March 31, 2019
From April 1, 2018 to March 31, 2019
Provision for Income Taxes	$6,025
Effective Tax Rate	25%

Full Fiscal Years

The Corporation was registered in New York State on December 29, 2014, the last fiscal years from April 1, 2018 to March 31, 2019. We can discuss the financial condition, changes in financial condition and results of operations of the Corporation since April 1, 2018 to March 31, 2019.

Liquidity and Capital Resources

Our capital resources were the investment from the owner and affiliates, the loan without interest from affiliates, the granted fund from affiliates and income from its operations.

Our Capital Resources sources were our cash. Cash were $6,092 as of March 31, 2019 ..

Cash Provided by Operating Activities

$13,724 cash was invested in the spot silver, the securities and the whisky trading as of March 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Contractual Obligations

The Corporation didn't have any contractual obligations as of March 31, 2019.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $12,166 as of March 31, 2019.

Contingencies

The Corporation didn't have any contingencies as of March 31, 2019.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of March 31, 2019.

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

The Corporation shall provide, in the registrant statement, quantitative information about market risk as of the end of March 31, 2019, and the period was from April 1, 2018 to March 31, 2019.

Interest Rate Risk

Our have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and investments, and indebtedness.

As of March 31, 2019, our cash and cash equivalents were $6,092, short-term investments were $13,724, long-term investments were $0, short-term restricted cash and investments were $0, long-term restricted cash and investments were $0, and indebtedness were $12,166. All these investments are denominated in U.S. dollars. The changes in interest rates don't impact the earnings of the Corporation.

A hypothetical decrease in long-term interest rates to zero basis points would not impact annual pre-tax earnings as of March 31, 2019, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments.

As of March 31, 2019, we had $12,166 in outstanding debt. A hypothetical 100 basis point increase in long-term interest rates would not impact annual pre-tax earnings as of March 31, 20189 , assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity.

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

Item 8. Financial Statements and Supplementary Data

ACHISON INC.
FINANCIAL STATEMENTS (AUDITED)
March 31, 2019

AHMED ASSOCIATES P.C.
35 Aberdeen Road, New Hyde Park, NY11040
P: 516-713-9979 F: 516-706-1376 E: riz@ahmedassociatescpa.com

Member
American Institute of
Certificated Public Accountants

INDEPENDENT ACCOUNTANTS' AUDIT REPORT

To the Board of Directors and Shareholder(s) of
Achison Inc.
Flushing, NY

I have audited the accompanying balance sheet of Achison Inc. as of March 31, 2019 and March 31, 2018, and the related statement of income, and cash flows for the fiscal years then ended, and the related notes to the financial statements.

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

In my opinion, the financial statements referred to previously present fairly, in all material respects, the financial position of Achison Inc. as of March 31, 2019 and March 31, 2018, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

Ahmed Associates CPA P.C

New Hyde Park, NY

July 09, 2019

ACHISON INC
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2019 and MARCH 31, 2018

ASSETS

	March 31, 2019	March 31, 2018
Current assets:
Cash & cash equivalents	$6,092	$1,511
Short Term Investment	$13,724	$8,280
Total current assets	$10,337	-

Total current assets	$30,153	$9,791

Other Assets
Notes Receivable	$35,100	$16,000

Total Other Assets	$35,100	$16,000

TOTAL ASSETS	$65,253	$25,791

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-	-
Tax payable	$12,166	-
Loan	-	$2,000
Total current liabilities	$12,166	$2,000

Stockholder's equity:
Common Stock: 0.001 Par Value; 9,990,000 Shares authorized; 9,990,000 share issued and outstanding	$9,990	$9,990
Additional paid-in capital	39,035	$13,935
Retained earnings (Deficit)	$4,062	$(134)
Total stockholder's equity	$53,087	$23,791

Total liabilities and stockholder's equity	$65,253	$25,791
ACHISON INC CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES FOR THE FISCAL YEAR ENDED MARCH 31, 2019 AND 2018
	April 01, 2018 -March 31, 2019	April 01, 2018-March 31, 2018
Revenues:
Realized Gain (loss) from Investment	$75,705	$2,983
Trading Commissions	-	$8
Interest	$2,877	$375
Unrealized Gain (lose) from Investment	$(33,865)	$(108)
Less: Fee and commission expense)	$(901)	$(1,200)

Net profit(lose)	$43,816	$2,058

Expenses:
Bank Service Charges	$274	$390
Misc. Taxes, Lisicenses and Permits	$252	$112
Custody Expenses	$178	-
Legal and Professional	$37,087	-
Total Expenses	$37,791	$502

Excess of Revenues over Expenses before Taxes	$6,025	$1,556

Provision for Taxes
Federal Tax	$904	-
NY State Tax	$392	-
NYC Tax	$533	-

Net income (loss)	$4,196	$1,556
10 Back to Table of Contents ACHISON INC CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES FOR THE THREE MONTHS ENDED MARCH 31, 2019
January 01, 2018 -March 31, 2019
Revenues:
Realized Gain (loss) from Investment	$5,984
Trading Commissions	-
Interest	$921
Unrealized Gain (lose) from Investment	$(11,601)
Less: Fee and commission expense)	$(238)

Net profit(lose)	$(4,934)

Expenses:
Bank Service Charges	$51
Misc. Taxes, Lisicenses and Permits	$75
Custody Expenses	$36
Legal and Professional	$5,412
Total Expenses	$5,574

Excess of Revenues over Expenses before Taxes	$(10,508)

Provision for Taxes
Federal Tax	$(2,568)
NY State Tax	$(683)
NYC Tax	$(930)

Net income (loss)	$(6,327)
- ACHISON INC CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD FROM APRIL 01, 2018 TO MARCH 31, 2019
Shareholder's equity-April 1, 2018	$23,791

Add: Net (Lose) for the period from April 01, 2018 to March 31, 2019	$4,196

Add: Additional paid-in capital from April 01, 2018 to March 31, 2019	$25,100

Shareholder's equity-March 31, 2019	$53,087
ACHISON INC CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS FOR THE PERIOD FROM APRIL 01, 2018 TO MARCH 31, 2019
	APRIL 01, 2018-March 31, 2019	APRIL 01, 2017-March 31, 2018
Cash flows from operating activities:
Net Income (lose)	$4,196	$1,556
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-	-
(Increase)decrease in assets:
Account receivables	-	-
Short term investments	$(5,444)	$(5,966)
Deferred Taxes	$(10,337)	-
(Increase)decrease in liabilities:
Account payables	-	-
Account payables	$12,166	-
Net cash provided by (used in) operating activities	$581	$(4,410)

Cash flows from investing activities:
Long term investments	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Notes Receivable	$19,100	$16,000
Loans	$2,000	-
Capital stock	-	$9,990
Additional paid-out capital	-	-
Additional paid-in capital	$25,100	$10,296
Net cash provided by (used in) financing activities	$4,000	$4,286

Net increase (decrease) in cash and cash equivalents	$4,581	$(124)

Cash and cash equivalent-April 01, 2018 and April 01, 2017 (Inception)	$1,511	$1,635

Cash and equivalents-March 31, 2019 and March 31, 2018	$6,092	$1,511

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-	-
Tax expenses	-	-

ACHISON INC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying consolidated financial statements and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The company was incorporated on December 29, 2014, and the Company started its operations to trade the spot gold and spot silver on March 29, 2016 through August 2017. Now the Company only trades in the spot silver in Singapore market and U.S. equity securities. Additionally, the Company started to trade in Whisky in the UK markets starting September 30, 2018.

These accompanying consolidated financial statements of the Company is for the fiscal year from April 01, 2018 to March 31, 2019, the subsidiary, Linton, Inc. was acquired on July 20, 2018 and Achison Inc. owns 86.27% of the company and on March 07, 2019, all shares of Linton Inc. was sold to Lansdale Inc.

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

Cash in Bank and brokerage accounts $6,092

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

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2019.

NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investments including the spot silver and marketable securities that can and will be sold within one year to be short term investments. Achison Inc. operated a trading account in Wilson-Davis Company to trade U.S. equity securities, a trading account in Bullion Vault to trade spot silver and a Whisky trading account in the UK. Since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Wilson-Davis Company, Bullion Vault and Whisky trading account as short term investments assets. As of March 31, 2019, the Short Term Investment holdings were as follows:

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Singapore Silver	2.644	$1,281
Totals:		$1,281

Other Investment	Units	Valuation in $(USD)
Equities	-	$9,037
Whisky Property (LPA)	-	$406
Start Engine Crowfundinf Inc	-	$3,000
Totals:	-	$13,724

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

On April 25, 2018, Lansdale Inc. gifted 15,000 shares of SMKC to Achison Inc.

On April 27, 2018, Lansdale Inc. gifted 20,000 shares of SMKC to Achison Inc.

On August 29, 2018, Lansdale Inc. gifted 15,000 shares of SMKC to Achison Inc.

On september 04, 2018 the Company loaned an additional $5,000 to Lansdale Inc. bearing 10% interest.

March 07, 2019, The company sold all 86,186,000 shares of Linton Inc to Lansdale Inc.

On March 08, 2019 the Company loaned $8,600 to Lansdale Inc. bearing 10% interest.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period from April 01, 2018 to March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On April 25, 2018, Lansdale Inc. gifted 15,000 shares of SMKC to Achison Inc.

On April 27, 2018, Lansdale Inc. gifted 20,000 shares of SMKC to Achison Inc.

On August 29, 2018, Lansdale Inc. gifted 15,000 shares of SMKC to Achison Inc.

On september 04, 2018 the Company loaned an additional $5,000 to Lansdale Inc. bearing 10% interest.

March 07, 2019, The company sold all 86,186,000 shares of Linton Inc to Lansdale Inc.

On March 08, 2019 the Company loaned $8,600 to Lansdale Inc. bearing 10% interest.

The Company's president, Mr. Wanjun Xie owns 40% of common stocks issued and outstanding of Lansdale Inc. and is also the president and CEO of that entity. Ms. Liuyan Li owns 60% of common stocks issued and outstanding of Lansdale Inc. and is also the director and the officer of that entity.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

1. Directors, executive officers, promoters and control persons:

(1). Directors: Wanjun Xie, 52 years old.

Wanjun Xie is the president, chief executive office, chief financial officer and chief principle officer of Achison Inc.

Wanjun Xie is the director and the sole officer of Achison Inc.

Wanjun Xie' term of office as director: None

Period as director: From June 1, 2017 to May 31, 2019

Describe briefly any arrangement or understanding between Wanjun Xie and any other person(s) pursuant to which he was or is to be selected as a director or nominee: None

(2). Directors: Liuyan Li, 53 years old.

Liuyan Li is the director of Achison Inc.

Liuyan Li' term of office as director: None

Period as director: From June 1, 2017 to May 31, 2019

Describe briefly any arrangement or understanding between Liuyan Li and any other person(s) pursuant to which he was or is to be selected as a director or nominee: None

2. Executive Officers:

Sole executive officer: Wanjun Xie, 52 years old.

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

(1). Wanjun Xie

Title: director and officer of Achison Inc

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

(4). Name: Achison Inc
CIK: 0001672571
The filer has become effective on July 20, 2017.
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

(4). Name: Achison Inc
CIK: 0001672571
The filer has become effective on July 20, 2017.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

1. Related transactions:

On April 25, 2018, Lansdale Inc. gifted 15,000 shares of SMKC to Achison Inc.

On April 27, 2018, Lansdale Inc. gifted 20,000 shares of SMKC to Achison Inc.

On August 29, 2018, Lansdale Inc. gifted 15,000 shares of SMKC to Achison Inc.

On september 04, 2018 the Company loaned an additional $5,000 to Lansdale Inc. bearing 10% interest.

March 07, 2019, The company sold all 86,186,000 shares of Linton Inc to Lansdale Inc, the amount was $18,000.

On March 08, 2019 the Company loaned $8,600 to Lansdale Inc. bearing 10% interest.

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

(3). Lansdale Inc owen about 90.09% Class A common shares of Achison Inc.

(4). As of March 31, 2019, the approximate dollar value of the amount involved in the transaction is $31,600.

(4). As of March 31, 2019, the approximate dollar value of the amount of Lansdale Inc's interest in the transaction is $0.

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

The interest of the loan is 10%.

Item 14. Principal Accounting Fees and Services

1. Auditor's Fees:

(1). The auditing fees was $10,000 since April 1, 2018 to March 31, 2019.

(2). The servicing fees for reviewing the 10-Q financial Statement was $1,500 since October 1, 2018 to December 31, 2018.

2. Fees for tax return:

The fees for reporting taxes was $1,500 since April 1, 2018 to March 31, 2019.

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

Signature By, Dingshan Zhang
President
(Principal Financial Officer)
Date: July 11, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Registrant: Achison Inc

Signature By, Dingshan Zhang
President
(Chief Executive Officer)
Date: July 11, 2019

Signature By, Dingshan Zhang
President
(Chief Financial Officer)
Date: July 11, 2019