Form 10-Q
period 2019-06-30
Achison Inc
filed 2019-09-26
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-211051

_________________

Achison Inc

(Exact name of registrant as specified in its charter)

_________________

New York	47-2643986
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

135-22 Norhern Blvd., 2nd Fl

Flushing, NY 11354

(Address of Principal Executive Offices) (Zip Code)

11354

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

As of June 30,2019, the registrant had 9,990,000 shares of Class A common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ACHISON INC. (UNAUDITED)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

ACHISON INC. (UNAUDITED)
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2019 AND MARCH 31, 2019

ASSETS

	June 30, 2019	March 31, 2019
Current Assets:
Cash and cash equivalents	$8,706	$6,092
Short Term Investments	3,151	13,724
Deferred Tax	10,337	10,337

Total current assets	22,194	30,153

Other Assets:
Notes Receivable	35,100	35,100

Total Other Assets	35,100	35,100

TOTAL ASSETS	$57,294	$65,253

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts Payable	$—	$—
Taxes Payable	12,166	12,166
Loans	—	—

Total Current Liabilities	12,166	12,166

Stockholder's Equity:
Common Stock: 0.001 Par Value; 9,990,000 Shares Authorized;
9,990,000 share issued and outstanding	9,990	9,990
Additional paid-in capital	39,035	39,035
Retained Earnings (Deficit)	(3,897)	4,062
Total Stockholder's equity	45,128	53,087

Total Liabilities and Stockholder's Equity	$57,294	$65,253

ACHISON INC. (UNAUDITED)
CONSOLIDATED COMPARATIVE STATEMENT OF REVENUES AND EXPENSES
FOR THE PERIOD ENDED JUNE 30, 2019 AND 2018

	April 1, 2019 - June 30, 2019	April 1, 2018 - June 30, 2018

Revenues:
Realized Gain (loss) from Investments	$(1,889)	$28,689
Trading Commissions	—	—
Interest Income	1	626
Unrealized Gain (loss) from Investments	—	(6,406)
Less: (Fee and commission expense)	(14)	(300)

Net Profit (loss)	(1,902)	22,609

Expenses:
Bank Service Charges	71	109
Franchise Tax, Licenses & Permits	1,951	25
Custody Expenses	35	—
Legal & Professional	4,000	6,275

Total Expenses	6,057	6,409

Excess of Revenues over Expenses before Taxes	$(7,959)	$16,200

Provision for Taxes
Federal Tax	—
NY State Tax	—	—
NYC Tax	—	—

Net Income (Loss)	$(7,959)	$16,200

ACHISON INC. (UNAUDITED)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
AS OF SEPTEMBER 30, 2016
FOR THE PERIOD FROM APRIL 01, 2019 TO JUNE 30, 2019

Stockholder's Equity - April 01, 2019	$53,087

Add: Net (Loss) for the period from April 01, 2019 to June 30, 2019	(7,959)

Add: Additional paid-in capital from April 01, 2019 to June 30, 2019

Stockholder's Equity - June 30, 2019	$45,128

ACHISON INC. (UNAUDITED)
CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED FROM APRIL 1, 2019 TO JUNE 30, 2019 AND 2018

	April 1, 2019 - June 30, 2019	April 1, 2018 - June 30, 2018

Cash Flows From Operating Activities:

Net (Loss)	$(7,959)	$16,200
Adjustments to reconcile excess of revenue over expenses to net cash provided by operating activities:
Depreciation	—	—
(Increase) decrease in assets:
Accounts receivables	—	—
Short-Term Investments	10,573	(21,962)
Deferred Taxes
Increase (decrease) in liabilities:
Accounts payables	—	—
Net cash provided by operating activities	2,614	(5,762)

Cash Flows From Investing Activities:
Purchases of leasehold improvements	—
Long Term Investments	—
Net cash (used in) investing activities	—

Cash Flows From Financing Activities:
Notes Receivable	—	(9,000)
Loans Payable	—	—
Capital stock	—	—
Additional paid-out capital	—	(24,000)
Additional paid-in capital	—	49,100

Net cash (used by) financing activities	—	16,100

Net (decrease) in cash and cash equivalents	2,614	10,338

Cash and cash equivalents - Apr 01, 2018 and April 01, 2017	6,092	1,511

Cash and cash equivalents - March 31, 2019 and March 31, 2018	$8,706	$11,849

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest expense	$—
Tax expense	—

AChison INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 1.

ORGANIZATION AND BUSINESS ACTIVITIES

Achison Inc., the Company, incorporated in the State of New York on December 29, 2014, is currently engaged in trading in spot silver in Singapore market, investing in equity securities in the U.S. market and Whisky in the United Kingdom market.

Prior to September of 2017 the Company primarily engaged in trading spot gold and silver in Singapore Markets but has now recently opened a securities brokerage account with Wilson-Davis & Company located in Salt Lake City, Utah through which they purchase and sell U.S. equity securities. The Company no longer intends to engage in the trading of spot gold. Furthermore, the Company has engaged in the trading of crypto/digital currency, however has discontinued all trading in crypto currency as of the balance sheet date. The Company’s activities are subject to significant risks and uncertainties.

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

AChison INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

d. Fair Value of Financial Instruments

The Company's financial assets and liabilities are carried at fair value or are carried at amounts which approximate fair value as the market value of such items is not materially sensitive to shifts in market interest rates due to the limited term to maturity of these instruments.

The Company adopted SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and expands disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels explained below:

Level 1 Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 Pricing inputs are other than used in Level 1 which include the closing bid price for unlisted marketable securities which are available in active or inactive markets for identical investments or liabilities, other direct or indirect observable inputs that can be corroborated by market data or the use of models or other valuation methodologies as of the reporting date. Investments which are generally included in this category include state and municipal obligations in an active or inactive market that are valued using observable inputs other than quoted prices.

Level 3 Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include state and municipal obligations which are in an inactive market and valued utilizing risk assumptions based on unobservable inputs.

Unrealized gains and losses are included in earnings and are reported in the Statement of Income as a component of other income and losses. Generally, for all trading securities, fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.

As at June 30, 2019, the Company was liquid in its security positions.

e. Basis of measurement

The financial statements have been prepared on the historical cost basis, except for the following material items in the statement of financial position:

•         All short-term investments including spot gold, spot silver and equity securities are considered Trading Securities

•         Short-term investments at fair value through gains or losses are measured at fair value

AChison INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

f. Cash and Cash Equivalents

The financial statements are presented in US dollar, which is the Company’s functional currency. Cash and cash equivalents include cash on hand; cash in banks and brokerage accounts and all highly liquid investments with maturity of three months or less at the time purchase.

The Company maintains its cash balance at a financial institution located in New York and a securities brokerage accounts with Wilson-Davis & Company located in Salt Lake City, Utah and Charles Schwab & Company. Additionally, the company has opened a Whisky trading in UK which holds some currency in USD these amounts are not FDIC insured. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on June 30, 2019:

Cash in Bank and brokerage accounts $ 8,706

g. Revenue Recognition

The company recognizes capital gains and losses from the spot gold trading and the spot silver trading at the time it sells gold and silver from the trading in brokerage firms. Additionally, it recognizes unrealized gains and losses through adjustments to the fair market value at the end of each period. The change in fair market value is reported on the income statement under “Revenues” – “Unrealized Gain (loss) from investments”.

NOTE 3.

EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2019.

NOTE 4.	SHORT TERM INVESTMENTS The Company considers all investments including the spot silver and marketable securities that can and will be sold within one year to be short term investments. Achison Inc. operated a trading account in Wilson-Davis & Company to trade U.S. equity securities, a trading account in Bullion Vault to trade spot silver and a Whisky trading account in the UK. Since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Wilson-Davis & Company, Bullion Vault and Whisky trading account as short term investments assets. As of June 30, 2019 the Short Term Investment holdings were as follows:

AChison INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Bullion Property (kg)	(Kg)	Valuation in $(USD)

Singapore Silver		$0
Totals:		$0

Other Investments		Valuation in $(USD)
Equities		$0
Whisky Property (LPA)		$151
Start Engine Crowdfunding Inc.		$3,000
Totals:		$3,151

NOTE 5.

STOCKHOLDER’S EQUITY

The Company has authorized 99,900,000,000 shares of common stocks with a par value of 0.0000001 per share. There Company issued 99,900,000,0000 Class A common shares on August 25, 2017. On November 9, 2017, the Company had made a 1-for-10,000 reverse stock split. Therefore, there are currently 9,990,000 shares of common stocks outstanding as of June 30, 2019. In the period from April 1, 2019 to June 30, 2019, the Company didn't issue any stock types, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from share-based award activities.

NOTE 6.	RELATED PARTY TRANSACTIONS

The Company has been provided office space by its majority stockholder at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

On November 21, 2016, Lansdale Inc. loaned $2,000 to Landbay Inc. for working capital purposes. The Company’s president, Mr. Wanjun Xie owns 40% of common stocks issued and outstanding of Lansdale Inc. and is also the president and CEO of that entity. It is a short term loan that bears no interest and will be paid back within 12 months. Since this is a short term loan, imputed interest need not be calculated as it is rendered immaterial.

On April 25, 2018 Lansdale Inc. gifted 15,000 shares of SMKC to Achison Inc.

On April 27, 2018 Lansdale Inc. gifted 20,000 shares of SMKC to Achison Inc.

On August 29, 2018 Lansdale Inc. gifted 15,000 shares of SMKC to Achison Inc.

On September 04, 2018, Lansdale Inc., loaned an additional $5,000 to Lansdale Inc. bearing 10% interest.

On March 07, 2019, the Company sold all 86,186,000 shares of Linton Inc. to Lansdale Inc.

On March 08, 2019, the Company loaned $8,600 to Lansdale Inc. bearing 10% interest.

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

The following factors will impact the price of the stocks:

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

Results of Operations

Full Qauter

We discuss the financial condition, changes in financial condition and results of operations of the Corporation since April 1, 2019 to June 30, 2019.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold, the fund granted and the loan without interest of owner and affiliates, and income from its operations.

Our Capital Resources sources were our cash and cash equivalents. Cash and cash equivalents were $8,706 as of June 30, 2019.

Cash Provided by Operating Activities

$10,573 cash was invested in trading the spot silver, whisky and securities as of June 30, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

Contractual Obligations

The Corporation didn't have any contractual obligations as of June 30, 2019.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $2,000 as of June 30, 2019.

Contingencies

The Corporation didn't have any contingencies as of June 30, 2019.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of June 30, 2019.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We have disclosured all market risks, including changes to foreign currency exchange rates, interest rates, and inflation.

Item 4.Controls and Procedures

It isn't applicable.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of June 30, 2019.

Item 1A. Risk Factors

We have disclosured all risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

It isn't applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Amended!

** Filed previously

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:	Achison Inc.
By: /s/ Dingshan Zhang
President, On behalf of Achison Inc (Chief Executive Officer)
Date: June 30, 2019