Form 10-Q
period 2019-09-30
Achison Inc
filed 2019-11-15
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

(917) 470-5393

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

As of September 30,2019, the registrant had 9,990,000 shares of Class A common stock outstanding.

TABLE OF CONTENTS

		PAGE

	Note about Forward-Looking Statements	2

	PART I - FINANCIAL INFORMATION	3

Item 1	Financial Statements	3
	Balance Sheets	3
	Comparative Statements of Revenues and Expenses	4
	Statements of Changes in Stockholders' Equity	6
	Statements of Cash Flows	7
	Notes to Financial Statements	8
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures

	PART II - OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Mine Safety Disclosures
Item 5	Other Information
Item 6	Exhibits

SIGNATURES

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

PART I: FINANCIAL INFORMATION

ACHISON INC. (UNAUDITED)

FINANCIAL STATEMENTS

AS OF September 30, 2019

ACHISON INC. (UNAUDITED)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2019 AND MARCH 31, 2019

ASSETS

	Sep 30, 2019	March 31, 2019
Current Assets:
Cash and cash equivalents	$141,312	$6,092
Short Term Investments	3,000	13,724
Deferred Tax	10,337	10,337

Total current assets	154,649	30,153

Property and Equipment:
Billboard	100,000	—

Less: Accumulated depreciation	—

Total Property and Equipment, net	100,000

Other Assets:
Notes Receivable	17,100	35,100

Total Other Assets	17,100	35,100

TOTAL ASSETS	$271,749	$65,253

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts Payable	$—	$—
Taxes Payable	—	12,166
Loans	—	—

Total Current Liabilities	—	12,166

Stockholder's Equity:
Common Stock: 0.01 Par Value; 30,000,000 Shares Authorized;
20,010,000 share issued and outstanding	210,090	9,990
Additional paid-in capital	72,950	39,035
Retained Earnings (Deficit)	(11,291)	4,062
Total Stockholder's equity	271,749	53,087

Total Liabilities and Stockholder's Equity	$271,749	$65,253

ACHISON INC. (UNAUDITED)
CONSOLIDATED COMPARATIVE STATEMENT OF REVENUES AND EXPENSES
FOR THE PERIOD ENDED SEPTEMBER 30, 2019 AND 2018

	April 1, 2019 - Sep 30, 2019	April 1, 2018 - Sep 30, 2018

Revenues:
Realized Gain (loss) from Investments	$(35,924)	$63,660
Trading Commissions	—	—
Interest Income	1	1,418
Unrealized Gain (loss) from Investments	—	4,599
Services	36,000	—
Less: (Fee and commission expense)	(1,026)	(565)

Net Profit (loss)	(949)	69,112

Expenses:
Bank Service Charges	122	270
Franchise Tax, Licenses & Permits	3,288	713
Custody Expenses	36	26
Legal & Professional	10,958	19,919

Total Expenses	14,404	20,928

Excess of Revenues over Expenses before Taxes	$(15,353)	$48,184

Provision for Taxes
Federal Tax	—	10,998
NY State Tax	—	3,404
NYC Tax	—	4,635

Net Income (Loss)	$(15,353)	$29,147

ACHISON INC. (UNAUDITED)
CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

July 01, 2019 to September 30, 2019

Revenues:
Realized Gain (loss) from Investments	$(34,035)
Trading Commissions	—
Interest Income	—
Unrealized Gain (loss) from Investments	—
Services	36,000
Less: (Fee and commission expense)	(1,005)

Net Profit (loss)	960

Expenses:
Bank Service Charges	60
Franchise Tax, Licenses & Permits	1,337
Custody Expenses	—
Legal & Professional	6,958

Total Expenses	8,355

Excess of Revenues over Expenses before Taxes	(7,395)

Provision for Taxes
Federal Tax
NY State Tax
NYC Tax

Net Income (Loss)	$(7,395)

ACHISON INC. (UNAUDITED)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
AS OF SEPTEMBER 30, 2016
FOR THE PERIOD FROM APRIL 01, 2019 TO SEPTEMBER 30, 2019

Stockholder's Equity - April 01, 2019	$53,087

Add: Net (Loss) for the period from April 01, 2019 to June 30, 2019	(15,353)

Add: Common Stock for the period from April 01, 2018 to September 30, 2019	200,100

Add: Additional paid-in capital from April 01, 2019 to June 30, 2019	33,915

Stockholder's Equity - September 30, 2019	$271,749

CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED FROM APRIL 1, 2019 TO SEPTEMBER 30, 2019 AND 2018

	April 1, 2019 - Sep 30, 2019	April 1, 2018 - Sep 30, 2018

Cash Flows From Operating Activities:

Net (Loss)	$(15,353)	$(302)
Adjustments to reconcile excess of revenue over expenses to net cash provided by operating activities:
Depreciation	—	—
(Increase) decrease in assets:
Accounts receivables	—	—
Short-Term Investments	10,724	270
Deferred Taxes
Increase (decrease) in liabilities:
Accounts payables	(12,166)	—
Net cash provided by operating activities	(16,795)	(32)

Cash Flows From Investing Activities:
Purchases of leasehold improvements	—
Fixed Assets - Billboard	(100,000)
Net cash (used in) investing activities	(100,000)

Cash Flows From Financing Activities:
Notes Receivable	18,000	—
Loans Payable	—	—
Capital stock	200,100	9,990
Additional paid-out capital	—	—
Additional paid-in capital	33,915	510

Net cash (used by) financing activities	252,015	10,500

Net (decrease) in cash and cash equivalents	135,220	10,468

Cash and cash equivalents - Apr 01, 2019 and April 01, 2018	6,092	1,635

Cash and cash equivalents - September 30, 2019 and september 30, 2018	$141,312	$12,103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest expense	$—
Tax expense	—

AChison INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

NOTE 1.

ORGANIZATION AND BUSINESS ACTIVITIES

Achison Inc., the Company, incorporated in the State of New York on December 29, 2014, is currently engaged in trading in

Prior to July of 2019 the Company primarily engaged in trading spot gold and silver in Singapore Markets, crypto currency and US equity stocks, currently, however, The Company currently engages only in internet advertising and has plans to acquire a vineyard to distribute and sell wines in the future. The Company’s activities are subject to significant risks and uncertainties.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying consolidated financial statements and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The company was incorporated on December 29, 2014, and the Company started its operations to trade the spot gold and spot silver and as of July 01, 2019 it has changed its operations to internet advertising and has plans to acquire a vineyard to distribute and sell wines.

These accompanying financial statements of the Company is for the fiscal year from April 01, 2019 to September 30, 2019.

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

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As at September 30, 2019, the Company did not hold any investment securities.

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

The Company maintains its cash balance at a financial institution located in New York. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on September 30, 2019:

Cash in Bank and brokerage accounts $141,312

g. Revenue Recognition

The Company recognizes revenues when earned.

NOTE 3.

EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2019.

NOTE 4. NOTE 5. NOTE 6.

SHORT TERM INVESTMENTS

The Company has liquidated most of it’s short term investments as of September 30, 2019 and has recognized the losses on it’s statement of revenues and expenses. Only $3,000 investment in Start Engine Crowdfunding Inc. exists as of 09/30/2019 at cost value.

STOCKHOLDER’S EQUITY

The Company has authorized 30,000,000 shares of common stocks with a par value of 0.01 per share. The Company has issued and outstanding 20,010,000 Class A common shares as of September 30, 2019. In the period from April 1, 2019 to September 30, 2019, the Company didn't issue any stock types, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from share-based award activities.

RELATED PARTY TRANSACTIONS

On September 09, 2019, Achison Inc. has issued 10,010,000 class A Common shares to Dazhong 368 Inc., Mr. Dingshan Zhang is the CEO of Achison Inc. and is also the CEO and 100% owner of Dazhong 368 Inc.

On September 09, 2019 Achison Inc. has issued 10,000,000 class A common shares to Sophia 33, Inc. Mr. Dingshan Zhang is also the CEO and 100% owner of Sophia 33, Inc.

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

Industry Environment

The businesses of the Corporation:

(1). Engaging in running the internet advertising net.

(2). Engaging in running vineyard, sell and store wines.

Engaging in running the internet advertising net:

(1). The website is http://dazhong368.com

(2). The website is a Chinese website, and it will service the Chinese communities in USA.

(3). Almost visitors are free to post their advertisements in our website, but they can increase the click rate for our website.

(4). Some customers will pay to publish their advertisement. This is our income resource of our internet advertising businesses.

Engaging in running vineyard, sell and store wines:

(1). We will be looking for one or more good vineyards to purchase.

(2). We will make a contract with a management service company, entrust them to manage our vineyards. Now, we don’t confirm which management service company we will choice to manage our vineyards.

(3). We will arrange wineries which will make wines for us. Now, we don’t confirm which factories we will choice to make wines for us.

(4). We will own our wines’ storages in our vineyards, to store our wines for long time.

(5). After we will get some license or permit which federal government or local governments request, then we will sell our wines in US market.

Describe the industry in which we are participating:

(1). The internet advertising market is huge market. The competition in the market is very intense, but there are more businesses opportunities and innovating opportunities in the internet market.

(2). A lot of grapes can be planted in some vineyards. Grapes are agricultural products. Grapes can be used to make wines. Wines can be sold in markets or be stored in its storages. If the wines won’t be damaged or go bad, almost its value can be increased year after year. Wines can be sold in the US market or the international market. Many factors can affect the price of wines.

The Corporation is engaging in selling wines in US market. the competitions are the price's competition of wines. The follow factors will impact the price of wines in US market:

(1). The type and age will impact the price of wines;

(2). The demand and supply relationship will impact the price of the wines;

(3). The expenses for custody and insured will impact the price of the wines.

The trends within industry which we are participating:

The supply-demand relationships, the aged, the quality and the markets will affect the price of wines. The price trends of wines is going up.

Set forth the timing and size of results of our efforts which will be necessary in order for us to be profitable:

In order for the Corporation to be profitable, we will study the supply-demand relationships, the products quality, the US market’s environment and the internationals market’s environment.

We anticipate that we can be profitable within 12 months after we will purchase our first vineyard.

Primary Sources of Revenues

The primary sources of revenues of the Corporation were the internet advertising service income and other incomes.

Primary Expenses

The primary expenses are the internet managing expenditure, the professional expenditure and the bank fees.

Components of Results of Operations

Revenue

The internet advertising service income: The primary incomes of the Corporation were internet advertising service income.

Cost of Revenue and Operating Expenses

Cost of revenue: The cost of revenue was the internet managing expenditure, the professional fees and the bank fees.

Professional expenditure: The professional expenses include the auditing fees, accounting fees and reporting service fees.

Results of Operations

Full Quarter

We discuss the financial condition, changes in financial condition and results of operations of the Corporation since July 1, 2019 to September 30, 2019.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold, the fund granted and the loan of owner and affiliates, and income from its operations.

Our Capital Resources sources were our internet advertising net and our cash and cash equivalents. Cash and cash equivalents were $141,312 as of September 30, 2019.

Cash Provided by Operating Activities

$(16,795) cash was provided by operation activities as of September 30, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

Contractual Obligations

The Corporation didn't have any contractual obligations as of September 30, 2019.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $0 as of September 30, 2019.

Contingencies

The Corporation didn't have any contingencies as of September 30, 2019.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of September 30, 2019.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3	Quantitative and Qualitative Disclosures About Market Risk
We have disclosured all market risks, including changes to foreign currency exchange rates, interest rates, and inflation.
Item 4	Controls and Procedures
It isn't applicable.
PART II - OTHER INFORMATION

Item 1	Legal Proceedings
The Corporation didn't have any legal proceedings as of June 30, 2019.
Item 1A	Risk Factors

1. Internet Advertising Risk:

(1). Market Risk:

The internet markets are very complex. We are difficult to hold the requirements of the internet customers. The competitors are more and more strong, and the competition are more and more intense. The advertising customers aren’t stabilized, so our advertising income isn’t stabilized too.

(2). Technical Security Risk:

The technical security risk includes the internet hardware and software security, the internet running security, the data transaction security. Example for: the internet virus attack and the internet criminal can stop and damage the internet server. That the internet software will be destroyed, the data of the internet storage and delivery will be changed, cancelled, copied or used illegally can bring a gig lose to us.

(3). Management Risk:

Some lack of the human resource management and the operation management will be bring some risk to us.

2. Vineyard and Wines Risk:

(1). Risk for Purchasing Vineyards:

If will purchase an aged vineyard, we will invest a huge fund to remould the vineyard. If we will pay a higher price to purchase a vineyard, we will make a bigger lose.

(2). Vineyard Risk

If the management service company, which we will choice to service us, won’t provide a good service, some lose will be brought to us. If our vineyards will meet some natural damages, some huge risk will be brought to us. If the insurance company will compensate our damages, but their insurance premium will be increased.

(3). Wine Making Risk:

If the winery which we will choice to make wines for us, won’t provide a good service, or request a higher producing expense, then some lose will be brought to us.

(4). Wine Storage Risk:

If some wines will be damaged or go bad, then some lose will brought to us. If some natural damages or other damages will be happened, then some lose will be brought to us.

(5). Market Risk:

We will face an intense market competition. If we won’t sell part wine, our cash liquidity will be impacted.

3. Risk Factors for Purposes Other Than Trading:

(1). Our Lack of an Operating History

The Corporation lacks an operating history, lack the managing systems and lack the human resources, then the Corporation will be facing a lot of the difficult matters. The investors can't know the ability for running the business by the operating historical data, and the investor's risk will raise.

(2). Our Lack of Profitable Operations in Recent Periods

The Corporation lacks its profitable operation in recent periods. The Corporation lacks the profitable operating history, so the investors can't know the profitable ability of the Corporation by the profitable operating historical data, and the investor's risk will raise.

(3). Our Financial Position

The Corporation lacks capital for running its business. and the investor's risk will raise.

(4). Our lack of Sources of Additional Funding

The Corporation lacks the sources of additional funding. If the Corporation will lose continually, it will lose the ability for running its business, and the investor's risk will raise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 09, 2019, Achison Inc. has issued 10,010,000 class A Common shares to Dazhong 368 Inc., Mr. Dingshan Zhang is the CEO of Achison Inc. and is also the CEO and 100% owner of Dazhong 368 Inc.

On September 09, 2019 Achison Inc. has issued 10,000,000 class A common shares to Sophia 33, Inc. Mr. Dingshan Zhang is also the CEO and 100% owner of Sophia 33, Inc.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

It isn't applicable.

Item 5. Other Information

The Corporation has changed its business since July 01, 2019.

The new business of the Corporation is that:

(1). Engaging in running the internet advertising net.

(2). Engaging in running vineyard, sell and store wines.

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
By: /s/ Dingshan Zhang
President, On behalf of Achison Inc (Chief Executive Officer)
Date: September 30, 2019