Form 10-Q
period 2019-12-31
Achison Inc
filed 2020-02-13
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

As of December 31,2019, the registrant had 9,990,000 shares of Class A common stock outstanding.

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

PART I: FINANCIAL INFORMATION

ACHISON INC. (UNAUDITED)
CONSOLIDATED BALANCE SHEET
AS OF December 31, 2019 AND MARCH 31, 2019

ASSETS

	Dec 31, 2019	March 31, 2019
Current Assets:
Cash and cash equivalents	$81,685	$6,092
Short Term Investments	3,000	13,724
Deferred Tax	10,337	10,337

Total current assets	95,022	30,153

Property and Equipment:
Billboard	100,000	—

Less: Accumulated depreciation	—

Total Property and Equipment, net	100,000

Other Assets:
Notes Receivable	87,100	35,100

Total Other Assets	87,100	35,100

TOTAL ASSETS	$282,122	$65,253

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts Payable	$—	$—
Taxes Payable	—	12,166
Loans	—	—

Total Current Liabilities	—	12,166

Stockholder's Equity:
Common Stock: 0.01 Par Value; 30,000,000 Shares Authorized;
20,010,000 share issued and outstanding	210,090	9,990
Additional paid-in capital	75,061	39,035
Retained Earnings (Deficit)	(3,029)	4,062
Total Stockholder's equity	282,122	53,087

Total Liabilities and Stockholder's Equity	$282,122	$65,253

ACHISON INC. (UNAUDITED)
CONSOLIDATED COMPARATIVE STATEMENT OF REVENUES AND EXPENSES
FOR THE PERIOD ENDED December 31, 2019 AND 2018

	April 1, 2019 - Dec 31, 2019	April 1, 2018 - Dec 31, 2018

Revenues:
Realized Gain (loss) from Investments	$(35,924)	$69,749
Trading Commissions	—	—
Interest Income	1	2,127
Unrealized Gain (loss) from Investments	—	(22,174)
Services	71,000	—
Less: (Fee and commission expense)	(1,326)	(711)

Net Profit (loss)	(33,751)	48,911

Expenses:
Bank Service Charges	157	357
Franchise Tax, Licenses & Permits	3,288	713
Custody Expenses	36	197
Legal & Professional	35,251	38,936

Total Expenses	38,732	40,203

Excess of Revenues over Expenses before Taxes	$(4,981)	$8,788

Provision for Taxes
Federal Tax	—	3,472
NY State Tax	—	1,074
NYC Tax	—	1,463

Net Income (Loss)	$(4,981)	$2,779

ACHISON INC. (UNAUDITED)
CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES
FOR THE THREE MONTHS ENDED December 31, 2019

July 01, 2019 to December 31, 2019

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

ACHISON INC. (UNAUDITED)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
AS OF December 31, 2016
FOR THE PERIOD FROM APRIL 01, 2019 TO December 31, 2019

Stockholder's Equity - April 01, 2019	$53,087

Add: Net (Loss) for the period from April 01, 2019 to December 31, 2019	(4,981)

Add: Common Stock for the period from April 01, 2018 to December 31, 2019	200,100

Add: Additional paid-in capital from April 01, 2019 to December 31, 2019	33,916

Stockholder's Equity - December 31, 2019	$282,122

CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED FROM APRIL 1, 2019 TO December 31, 2019 AND 2018

	April 1, 2019 - Dec 31, 2019	April 1, 2018 - Dec 31, 2018

Cash Flows From Operating Activities:

Net (Loss)	$(4,981)	$2,779
Adjustments to reconcile excess of revenue over expenses to net cash provided by operating activities:
Depreciation	—	—
(Increase) decrease in assets:
Accounts receivables	—	—
Short-Term Investments	10,724	(22,092)
Deferred Taxes
Increase (decrease) in liabilities:
Accounts payables	(12,166)	14,161
Deferred taxes	—	(8,151)
Net cash provided by operating activities	(6,423)	(13,303)

Cash Flows From Investing Activities:
Fixed Assets - Billboard	(100,000)
Net cash (used in) investing activities	(100,000)

Cash Flows From Financing Activities:
Notes Receivable	(52,000)	(12,200)
Loans Payable	—	(2,000)
Capital stock	200,100	1,371
Additional paid-out capital	—	—
Additional paid-in capital	33,916	27,760

Net cash (used by) financing activities	182,016	14,931

Net (decrease) in cash and cash equivalents	75,593	1,628

Cash and cash equivalents - Apr 01, 2019 and April 01, 2018	6,092	1,511

Cash and cash equivalents - December 31, 2019 and December 31, 2018	$81,685	$3,130

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest expense	$—
Tax expense	—

AChison INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 1.

ORGANIZATION AND BUSINESS ACTIVITIES

Achison Inc., the Company, incorporated in the State of New York on December 29, 2014.

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

These accompanying financial statements of the Company is for the fiscal year from April 01, 2019 to December 31, 2019.

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

As at December 31, 2019, the Company did not hold any investment securities.

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

The Company maintains its cash balance at a financial institution located in New York. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on December 31, 2019:

Cash in Bank and brokerage accounts $81,865.

g. Revenue Recognition

The Company recognizes revenues when earned.

NOTE 3.

EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2019.

NOTE 4. NOTE 5. NOTE 6.

SHORT TERM INVESTMENTS

The Company has liquidated most of it’s short term investments as of December 31, 2019 and has recognized the losses on it’s statement of revenues and expenses. Only $3,000 investment in Start Engine Crowdfunding Inc. exists as of December 31, 2019 at cost value.

STOCKHOLDER’S EQUITY

The Company has authorized 30,000,000 shares of common stocks with a par value of 0.01 per share. The Company has issued and outstanding 20,010,000 Class A common shares as of December 31, 2019. In the period from April 1, 2019 to December 31, 2019, the Company didn't issue any stock types, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from share-based award activities.

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

The trends within industry which we are participating:

The supply-demand relationships, the aged, the quality and the markets will affect the price of wines. The price trends of wines are going up.

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

Results of Operations

Full Quarter

We discuss the financial condition, changes in financial condition and results of operations of the Corporation since October 1, 2019 to December 31, 2019.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold, the fund granted and the loan of owner and affiliates, and income from its operations.

Our Capital Resources sources were our internet advertising net and our cash and cash equivalents. Cash and cash equivalents were $81,685 as of December 31, 2019.

Cash Provided by Operating Activities

$(6,423) cash was provided by operation activities as of December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019

Contractual Obligations

The Corporation didn't have any contractual obligations as of December 31, 2019

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $0 as of December 31, 2019

Contingencies

The Corporation didn't have any contingencies as of December 31, 2019

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of December 31, 2019

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3	Quantitative and Qualitative Disclosures About Market Risk
We have disclosured all market risks, including changes to foreign currency exchange rates, interest rates, and inflation.
Item 4	Controls and Procedures
It isn't applicable.
PART II - OTHER INFORMATION

Item 1	Legal Proceedings
The Corporation didn't have any legal proceedings as of December 31, 2019
Item 1A	Risk Factors
We have made all disclosure for risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

It isn't applicable.

Item 5. Other Information

None.

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
By: /s/ Dingshan Zhang
President, On behalf of Achison Inc (Chief Executive Officer)
Date: December 31, 2019