Form 10-Q/A
period 2019-12-31
Achison Inc
filed 2020-03-19
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q/A

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

As of December 31,2019, the registrant had 29,995,000 shares of Class A common stock outstanding.

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q originally filed by Achison Inc. (the “Company”) on February 13, 2020 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”) is being filed as FINRA find some mistake when we are filing Form 211 .

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

PART I: FINANCIAL INFORMATION

ACHISON INC. (UNAUDITED)
CONSOLIDATED BALANCE SHEET
AS OF December 31, 2019 AND MARCH 31, 2019

ASSETS

	Dec 31, 2019	March 31, 2019
Current Assets:
Cash and cash equivalents	$81,685	$6,092
Short Term Investments	3,000	13,724
Deferred Tax	10,337	10,337

Total current assets	95,022	30,153

Property and Equipment:
Billboard	100,000	—

Less: Accumulated depreciation	—

Total Property and Equipment, net	100,000

Other Assets:
Notes Receivable	87,100	35,100

Total Other Assets	87,100	35,100

TOTAL ASSETS	$282,122	$65,253

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts Payable	$—	$—
Taxes Payable	—	12,166
Loans	—	—

Total Current Liabilities	—	12,166

Stockholder's Equity:
Common Stock: 0.01 Par Value; 30,000,000 Shares Authorized;
30,000,000 share issued and 29,995,000 outstanding	210,040	9,990
Additional paid-in capital	75,061	39,035
Retained Earnings (Deficit)	(3,029)	4,062
Less: Treasury stock, 5,000 Shares at .01	(50)	—
Total Stockholder's equity	282,122	53,087

Total Liabilities and Stockholder's Equity	$282,122	$65,253

ACHISON INC. (UNAUDITED)
CONSOLIDATED COMPARATIVE STATEMENT OF REVENUES AND EXPENSES
FOR THE PERIOD ENDED December 31, 2019 AND 2018

	April 1, 2019 - Dec 31, 2019	April 1, 2018 - Dec 31, 2018

Revenues:
Realized Gain (loss) from Investments	$(35,924)	$69,749
Trading Commissions	—	—
Interest Income	1	2,127
Unrealized Gain (loss) from Investments	—	(22,174)
Services	71,000	—
Less: (Fee and commission expense)	(1,326)	(711)

Net Profit (loss)	(33,751)	48,911

Expenses:
Bank Service Charges	157	357
Franchise Tax, Licenses & Permits	3,288	713
Custody Expenses	36	197
Legal & Professional	35,251	38,936

Total Expenses	38,732	40,203

Excess of Revenues over Expenses before Taxes	$(4,981)	$8,788

Provision for Taxes
Federal Tax	—	3,472
NY State Tax	—	1,074
NYC Tax	—	1,463

Net Income (Loss)	$(4,981)	$2,779

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

ACHISON INC. (UNAUDITED)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
AS OF December 31, 2016
FOR THE PERIOD FROM APRIL 01, 2019 TO December 31, 2019

Stockholder's Equity - April 01, 2019	$53,087

Add: Net (Loss) for the period from April 01, 2019 to December 31, 2019	(4,981)

Add: Common Stock for the period from April 01, 2018 to December 31, 2019	200,150

Add: Additional paid-in capital from April 01, 2019 to December 31, 2019	33,916

Less: Treasury Stocks from April 01,2019 to December 31, 2019	(50)

Stockholder's Equity - December 31, 2019	$282,122

CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED FROM APRIL 1, 2019 TO December 31, 2019 AND 2018

	April 1, 2019 - Dec 31, 2019	April 1, 2018 - Dec 31, 2018

Cash Flows From Operating Activities:

Net (Loss)	$(4,981)	$2,779
Adjustments to reconcile excess of revenue over expenses to net cash provided by operating activities:
Depreciation	—	—
(Increase) decrease in assets:
Accounts receivables	—	—
Short-Term Investments	10,724	(22,092)
Deferred Taxes
Increase (decrease) in liabilities:
Accounts payables	(12,166)	14,161
Deferred taxes	—	(8,151)
Net cash provided by operating activities	(6,423)	(13,303)

Cash Flows From Investing Activities:
Fixed Assets - Billboard	(100,000)
Net cash (used in) investing activities	(100,000)

Cash Flows From Financing Activities:
Notes Receivable	(52,000)	(12,200)
Loans Payable	—	(2,000)
Capital stock	200,100	1,371
Additional paid-out capital	—	—
Additional paid-in capital	33,916	27,760

Net cash (used by) financing activities	182,016	14,931

Net (decrease) in cash and cash equivalents	75,593	1,628

Cash and cash equivalents - Apr 01, 2019 and April 01, 2018	6,092	1,511

Cash and cash equivalents - December 31, 2019 and December 31, 2018	$81,685	$3,139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest expense	$—
Tax expense	—

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

STOCKHOLDER’S EQUITY

As of December 31, 2019, the Company has authorized 30,000,000 shares of common stocks wi including 9,990,000 shares issued & outstanding at .001 par value and 20,010,000 issued & outstanding at .01 par value, subsequently 5,000 shares at .01 were repurchased and held as Treasury Stocks. The Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from share-based award activities.

RELATED PARTY TRANSACTIONS

On September 09, 2019, Achison Inc. has issued 10,010,000 class A Common shares to Dazhong 368 Inc., Mr. Dingshan Zhang is the CEO of Achison Inc. and is also the CEO and 100% owner of Dazhong 368 Inc. Subsequently, 5,000 were brought back and cancelled by the Company.

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