Form 10-K
period 2020-03-31
Achison Inc
filed 2020-07-06
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-56157

ACHISON INC

(Exact name of small business issuer as specified in its charter)

New York	47-2643986
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

135-22 Northern Blvd., 2nd Fl.

Flushing, NY 11354

(Address of principal executive offices) (Zip Code)

917-470-5393

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	None	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on September 30, 2019, was $7,170.

Number of shares outstanding of each of the issuer’s classes of common stock on July 6, 2020: Common Stock: 29,995,000.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

ACHISON INC
FORM 10-K
TABLE OF CONTENTS

NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

Unless expressly indicated or the context requires otherwise, the terms "Achison," "company," "we," "us," and "our" in this document refer to Achison Inc, a New York corporation.

PART I

Item 1. Business

History and Overview

Achison Inc (the “Company”) is a New York corporation formed on December 29, 2014. Our current principal executive office is located 135-22 Northern Blvd., 2nd Fl, Flushing, New York, 11354. Tel: 917-470-5393

On July 1, 2019 Lansdale Inc, the principal stockholder of the Company (“Seller”) and controlled by the Company’s prior President, Mr. Wanjun Xie, entered into a Stock Purchase Agreement (the “Agreement”) with Dazhong 368 Inc, (the “Buyer”), pursuant to which, among other things, Seller agreed to sell to the Buyer, and the Buyer agreed to purchase from Seller, a total of 9,000,000 shares of Common Stock of the Company of record and beneficially by Seller. The Purchased Shares represented approximately 90% of the Company’s issued and outstanding shares of Common Stock, resulting in a change of the control of the Company. Mr. Dingshan Zhang was appointed as the President and CEO of the Company at the same date.

Prior to the change of the management team, the Company was engaging in holding or trading securities in the US market, trading spot silver in Singapore’s market as well as to trade whisky in the UK market. The Company has recently changed its focus to operate online advertising business through www.dazhong368.com (the “Website”) in the New York area.

The Website was established by Mr. Zhang in 2014 which is mainly focused on customers in the Greater New York area. The Website advertises different markets for professional individuals or companies including real estate, services, accounting, legal and so forth. We charge certain fees from these advertisements posted on the Website. The average daily views of the Website is about 15,000 to 20,000 at present. The Company expects to generate revenue from the online advertising business and we also seek other profitable business at the same time.

Recent Developments

On September 6, 2019 the Company entered into a Stock Subscription Agreement (the “Stock Agreement”) with Sophia 33 Inc. which is 100% controlled by Mr. Dingshan Zhang. Pursuant to the Stock Agreement, the Company issued 10,000,000 common shares to Sophia 33 Inc. to exchange 100% ownership of www.dazhong368.com. The Website is a very popular advertising online platform in New York area, especially for the local Chinese community.

Products and Services

Our current services will focus on the Website development, maintenance and promotion. Meanwhile, we will also search for different business opportunities to be acquired by the Company.

We will continue to improve our online platform in order to expand our customer base. The potential customer resource of our online advertising platform will be mainly from professional individuals and small companies that will use our platform to promote their services or products to their end-users.

Strategy

Our strategy is to target the small to medium-sized companies as well as the professional individuals that will use our Website to promote their products or services. Except to build up a customized ID card introduction for each of our customers, we will also help our customers to maintain their content information posted under their ID card introduction. We hope this one-stop service will better serve our potential customers.

Competitive Conditions

The online advertising industry is highly competitive, rapidly evolving and subject to constant technological change and intense marketing by providers with similar products and services.

A few of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies that could hinder our ability to market our services. We believe that our key competitive advantages are our ability to deliver reliable, high quality service in a cost-effective manner. We cannot provide assurances, however, that these advantages will enable us to succeed against comparable service offerings from our competitors

Item 1A. Risk Factors

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company owns no real estate. We currently maintain our corporate office at 135-22 Northern Blvd, 2nd Fl, Flushing, NY. Tel: 917-470-5393. The President of the Company provides the office space at no cost.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We intend to have our common stock be quoted on the OTC Bulletin Board and/or OTC Link. If our securities are not quoted on the OTC Bulletin Board and/nor OTC Link, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it: (i) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (ii) securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for a quotation on the OTC Bulletin Board and/or OTC Link, the Company’s equity security should have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board and/or OTC Link our securities will trade on the OTC Bulletin Board and/or OTC Link until a future time, if at all. We may not now, and it may never qualify for a quotation on the OTC Bulletin Board and/or OTC Link.

Penny Stock Consideration

It is most likely that when trading of our common stock begins our common stock will be deemed to be “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and
●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Holders

There are approximately 38 holders of the Company’s Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized under Equity Compensation Plans

We do not have any equity compensation plans.

Shares Available for Future Sale

All of the outstanding shares of common stock that are held by our present officers, directors, and affiliate stockholders, which amounts to approximately 98% of our issued and outstanding common stock, are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Repurchases of Equity Securities

None

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC.

Transfer Agent

Dynamic Stock Transfer, Inc., 14542 Ventura Blvd., Suite 205, Sherman Oaks, CA 91403 is the registrar and transfer agent for the Company’s common stock.

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

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

Overview

Achison Inc. is a New York corporation formed on December 29, 2014.

On July 1, 2019 Lansdale Inc, the principal stockholder of the Company (“Seller”) and controlled by the Company’s prior President, Mr. Wanjun Xie, entered into a Stock Purchase Agreement (the “Agreement”) with Dazhong 368 Inc, (the “Buyer”), pursuant to which, among other things, Seller agreed to sell to the Buyer, and the Buyer agreed to purchase from Seller, a total of 9,000,000 shares of Common Stock of the Company of record and beneficially by Seller. The Purchased Shares represented approximately 90% of the Company’s issued and outstanding shares of Common Stock, resulting in a change of the control of the Company. Mr. Dingshan Zhang was appointed as the President and CEO of the Company at the same date.

Prior to July of 2019 the Company primarily engaged in trading spot gold and silver in Singapore Markets, crypto currency and US equity stocks, however, the Company currently engages only in internet advertising through www.dazhong368.com (the “Website”) in the New York area and has plans to acquire a vineyard to distribute and sell wines in the future.

Results of Operation for the years ended March 31, 2020 and 2019

During the years ended March 31, 2020 and 2019, the Company generated no revenue. During the year ended March 31, 2020, the Company had loss from commodity trading in the amount of $2,010, and had gain from commodity trading in the amount of $740 during the year ended March 31, 2019. The decrease in loss from commodity trading for the year ended March 31, 2020 as compared with the year ended March 31, 2019, was due to the change of the control and the Company’s business were changed into an advertising business. During the years ended March 31, 2020 and 2019, the Company incurred operating expenses of $55,448 and $60,012, respectively. For the years ended March 31, 2020 and 2019, our net loss was $59,112 and $70,509, respectively. The decrease in net loss was mainly due to the decrease in operating expenses for the years ended March 31, 2020, compared to 2019.

Equity and Capital Resources

As of March 31, 2020 and 2019, we had an accumulated deficit of $129,754 and $70,643, respectively. As of March 31, 2020, we had cash of $61,471 and a working capital of $60,471, compared to cash of $4,142 and working capital of $19,483 at March 31, 2019. The increase in the working capital was primarily due to the shares issued for cash in the amount of $100,100 during the year ended March 31, 2020.

Going Concern Assessment

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically cash outflow from operating activities, operating losses, accumulated deficit and other adverse key financial ratios.

Management’s plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds from the majority shareholder and the President of the Company to eliminate inefficiencies in order to meet its anticipated cash requirements. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures and other requirements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions included in footnote 2 of our financial statements is critical to an understanding of our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-3.

ACHISON INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Achison Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Achison Inc. (the “Company”) as of March 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

The financial statements, including the opening equity, for the year ended March 31, 2019 have been restated due to certain accounting errors. The adjustments to previously reported financial statements are disclosed in Note 10.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2020.

Lakewood, Colorado

July 6, 2020

ACHISON INC

BALANCE SHEETS

	March 31,	March 31,
	2020	2019 (Restated)
ASSETS
CURRENT ASSETS
Cash	$61,471	$4,141
Short-term investments	—	10,724
Notes receivable	70,000	—
Notes receivable, net- related party	—	18,000
Total Current Assets	131,471	32,865
TOTAL ASSETS	$131,471	$32,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Income tax payable	$—	$13,383
Total Current Liabilities	—	13,383

NON-CURRENT LIABILITIES:
Shareholder loan	71,000	—
Total Noncurrent Liabilities	71,000	—
TOTAL LIABILITIES	71,000	13,383

COMMITMENTS AND CONTINGENCIES(Note 5)
STOCKHOLDERS’ EQUITY:
Common stock ($0.001 par value, 30,000,000 shares authorized, 29,995,000 shares issued and outstanding as of March 31, 2020; 9,985,000 shares issued and outstanding as of March 31, 2019)	29,995	9,985
Additional Paid in Capital	160,230	80,140
Accumulated Deficit	(129,754)	(70,643)
Total Stockholders’ Equity	60,471	19,482
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,471	$32,865

The accompanying notes are an integral part of these financial statements.

ACHISON INC.

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2020	For the year ended March 31, 2019 (Restated)

Operating Expenses
General and Administrative Expenses	55,448	57,012

Total Operating Expenses	55,448	57,012

Other Income (expense)
Net gain (loss) from commodity trading	(2,010)	740
Interest and dividends	1	2,877
Investment loss	—	(3,000)
Commission expense and service fees	(1,654)	(731)
Total Other Income (expense)	(3,663)	(114)

Loss from operation before income tax	(59,111)	(57,126)

Income tax expense	—	13,383

Net loss	(59,111)	(70,509)

Net loss per common share, basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding, basic and diluted	29,995,000	9,985,000

The accompanying notes are an integral part of these financial statements.

ACHISON INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, March 31, 2018	9,990,000	$9,990	$13,935	$(134)	$23,791

Contribution from shareholder			66,200		66,200

Cancellation of shares contributed by shareholder	(5,000)	(5)	5		—

Net loss	—	—	—	(70,509)	(70,509)

Balances, March 31, 2019 (Restated)	9,985,000	$9,985	$80,140	$(70,643)	$19,482
Shares issued for cash	10,010,000	10,010	90,090		100,100

Shares issued for intangible asset	10,000,000	10,000	(10,000)		—

Net loss				(59,111)	(59,111)

Balances, March 31, 2020	29,995,000	$29,995	$160,230	$(129,754)	$60,471

The accompanying notes are an integral part of these financial statements

ACHISON INC

STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2020	For the year ended March 31, 2019 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,111)	$(70,509)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss	—	3,000
Net loss from commodity trading	2,010	—
Bad debt expense	—	17,100
Change in operating assets and liabilities:
Tax payable	(13,383)	13,383
Net cash provided by (used in) operating activities	(70,484)	(37,026)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivables	(70,000)	(19,100)
Note receivables - related party	18,000	—
Short-term investments	8,714	60,756
Net cash provided by (used in) investing activities	(43,286)	41,656

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	—	(2,000)
Cash from issuance of shares	100,100	—
Shareholder loan	71,000	—
Net cash provided (used in) by financing activities	171,100	(2,000)

Net increase (decrease) in Cash	57,330	2,630
Cash at beginning of period:	4,141	1,511
Cash at end of period:	$61,471	$4,141

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$13,383	$—
Interest paid	—	—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:
Contribution from shareholder (see note 4)	$—	66,200

The accompanying notes are an integral part of these financial statements.

ACHISON INC

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Achison Inc., the Company, incorporated in the State of New York on December 29, 2014.

On July 1, 2019 Lansdale Inc, the principal stockholder of the Company (“Seller”) and controlled by the Company’s prior President, Mr. Wanjun Xie, entered into a Stock Purchase Agreement (the “Agreement”) with Dazhong 368 Inc, (the “Buyer”), pursuant to which, a total of 9,000,000 shares of Common Stock of the Company were transferred to the Buyer, representing approximately 90% of the Company’s issued and outstanding shares of Common Stock, resulting in a change of the control of the Company. Mr. Dingshan Zhang was appointed as the President and CEO of the Company at the same date.

Prior to July of 2019 the Company primarily engaged in trading spot gold and silver in Singapore Markets, crypto currency and US equity stocks, however, the Company currently engages only in internet advertising through www.dazhong368.com (the “Website”) in the New York area and has plans to acquire a vineyard to distribute and sell wines in the future.

Basis of Preparation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles used in the United States of America. The financial statements are presented in US dollar, which is the Company's functional currency.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. Significant areas requiring the use of estimates are assessing the allowance of doubtful account, impairment of long-lived assets and recoverability of deferred tax assets. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results may vary from those estimates and assumptions.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) codified within Accounting Standards Codification (“ASC”) Topic No. 740-10, Income Taxes. Deferred income taxes are recognized for the temporary differences between the tax basis of assets and liabilities and their financial reporting amounts. The Company assesses, on an annual basis, the realizability of its deferred tax assets. A valuation allowance for deferred tax assets is established if, based upon available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company made full amount of the allowance against the deferred tax assets as of March 31, 2020 and 2019, respectively.

Fair Value Hierarchy

The Company has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Financial assets and liabilities recorded on the balance sheet are categorized based on the inputs to the valuation techniques as follows:

Level 1   Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.

Level 2   Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).

Level 3   Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The carrying amounts of cash, notes receivable, loan payable and tax payable approximate fair value because of the short-term nature of these items. Short-term investments are considered trading securities and measured at fair value, determined by reference to quoted market prices and other relevant information generated by market transactions.

Cash

Cash and cash equivalents include cash on hand; cash in banks and brokerage accounts and all highly liquid investments with maturity of three months or less at the time purchase.

The Company maintains its cash balance at a financial institution located in New York, a trading account in Bullion Vault which is in England and with Alpine Securities, which is a brokerage firm in Salt Lake City, Utah. Cash account at the New York institution is insured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2020, the accounts of Bullion Vault and Alpine Securities have been closed by the Company.

Intangible assets, net

The Company’s intangible asset with definite useful lives consist of a website. The Company typically amortizes its intangible asset with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives. The Company estimate the useful lives of the website is 10 years.

The website was acquired in the form of non-monetary transaction occurred between entities under common control. The carrying amount of the website at the date of transfer was $0. Thus no value recognized on the balance sheet as of March 31, 2020 and no amortization expense was recognized for the year ended March 31, 2020.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of March 31, 2020 and 2019, thus, anti-dilution issues are not applicable.

Going Concern Assessment

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically cash outflow from operating activities, operating losses, accumulated deficit and other adverse key financial ratios.

Management’s plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds from the majority shareholder and President of the Company to eliminate inefficiencies in order to meet its anticipated cash requirements. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures and other requirements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 2. SHORT TERM INVESTMENTS

The Company considers all investment will be sold within one year to be short term investments. Achison Inc. operated a trading account in Bullion Vault to trade commodities, such as the spot gold and spot silver, since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Bullion Vault account as short term investments assets. Additionally, the Company trades investment securities through its brokerage accounts with Charles Schwab and WD Investments. The intent is to also trade these securities within 1 year of its acquisition date and therefore classified as Short Term Investments. As of March 31, 2020, the accounts of Bullion Vault, Charles Schwab and WD Investments have been closed by the Company.

The Company considers all investment will be sold within one year to be short term investments. Achison Inc. operated a trading the spot gold and spot silver, crypto currency and US equity stocks. Since those investments in the account can be sold online and can be traded anytime in near future. During the years ended March 31, 2020 and 2019, the Company recognized investment loss in the amount of $nil and $3,000, respectively.

NOTE 3. STOCKHOLDER’S EQUITY

During the year ended March 31, 2019, one shareholder of the Company requested to cancel 5,000 shares of the Company which is owned by the shareholder, and the shares were cancelled on February 1, 2019.

On September 9, 2019, the Company issued 10,010,000 shares at the price of $0.01 per share to Dazhong 368 Inc for cash of $100,100.

On September 9, 2019, the Company issued 10,000,000 shares at the price of $0.01 per share to Sophia 33 Inc., which is an entity under common control of Mr. Dingshan Zhang, the President of the Company, for online advertising website. However, the book value of the advertising website on Sophoa 33 Inc’s book was $0 because the website was developed by Mr. Zhang at his own costs. Since the transaction was occurred between the entities under common control, the difference between the value of the shares and the advertising website was recorded into additional paid in capital.

See note 4 for the disclosure of contribution from shareholder in the amount of $66,200.

The Company did not issue any other stock types other than common stocks, options and warrants; the Company did not have any share-based compensation, related to employee share-based awards, tax benefit from share-based award activities.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company has been provided office space by its President at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

On April 23, 2018 and April 30, 2018 Lansdale Inc., which was controlled by the prior President of the Company, gifted 15,000 and 20,000 shares of Smoke Cartel Inc (“SMKC”) respectively to Achison Inc. Additionally, on August 29, 2018 Lansdale Inc. gifted 15,000 shares of SMKC to Achison Inc. The fair value of these shares on the contribution date were in the amount of $66,200. All the shares of SMKC were sold during the year ended March 31, 2019.

During the year ended March 31, 2019, the Company loaned to Lansdale Inc. in the amount of $19,100, bearing 10% interest and due on demand. As of March 31, 2019, the balance of note receivable, net to Lansdale Inc. was $18,000. During the year ended March 31, 2020, Lansdale Inc. repaid the Company in the amount of $18,000. During the years ended March 31, 2020 and 2019, the Company accrued bad debt expense related to notes receivable in the amount of $nil and $17,100, respectively.

In August 2019, the Company borrowed $71,000 from the President of the Company, bearing no interest and due in December 2021.

NOTE 5 – NOTES RECEIVABLE

During the year ended March 31, 2020, the Company loaned to Northern Ifurniture Inc in the amount of $70,000 bearing 7% interest rate and due on December 2, 2020.

On June 26, 2020, Northern Ifurniture Inc. repaid note receivable to the Company in the amount of $20,000.

For the disclosure of notes receivable for the year ended March 31, 2019, please refer to note 4.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingency as of March 31, 2020 and 2019.

NOTE 7 – INCOME TAXES

The Company is subject to the United States federal income tax at a tax rate of 21%.

Income tax expense for the years ended March 31, 2020 and 2019 were $nil and $13,383, respectively. The Company had net operating loss carryovers for federal income tax purposes totaling $129,754 and $70,643 as of the years ended March 31, 2020 and 2019, respectively. The ultimate realization of such loss carryovers will be dependent on the Company attaining future taxable earnings. Based on the projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryovers. As of March 31, 2019, the Company had deferred tax assets and valuation allowance in the amount of $14,835 and $14,835, respectively. As of March 31, 2020, the Company had deferred tax assets and valuation allowance in the amount of $27,248 and $27,248, respectively.

NOTE 8 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash. As of March 31, 2020 and 2019, the Company’s cash was held by financial institutions, located in the United States, that management believes have acceptable credit because it’s within the cap insured by the Federal Deposit Insurance Corporation.

NOTE 9 – SUBSEQUENT EVENT

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan

On June 26, 2020, Northern Ifurniture Inc. repaid note receivable to the Company in the amount of $20,000.

NOTE 10 – RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s financial statements for the year ended March 31, 2019, the Company’s management determined that corrections were required to the previously reported financial statements to correct some accounting treatments, including cash, note receivable, short-term investment, tax payable and other income statement account. As a result, the balance sheet as of March 31, 2019, the statements of operations for the year ended March 31, 2019, the statement of cash flows for the year ended March 31, 2019, and the statement of changes in stockholders’ deficit for the year ended March 31, 2019, have been restated from the amounts previously reported.

	As of March 31, 2019
Balance Sheet	As previously reported	Adjustments	As restated
Cash	6,092	(1,951)	4,141
Short-term investment	13,724	(3,000)	10,724
Notes Receivable, net	—	18,000	18,000
TOTAL CURRENT ASSETS	30,153	2,712	32,865
Notes receivable, net	35,100	(35,100)	—
TOTAL NON-CURRENT ASSETS	35,100	(35,100)	—
TOTAL ASSETS	65,253	(32,387)	32,865
Income tax payable	12,166	1,217	13,383
TOTAL CURRENT LIABILITIES	12,166	1,217	13,383
TOTAL NON-CURRENT LIABILITIES	—	—	—
TOTAL LIABILITIES	12,166	1,217	13,383
Common stock	9,990	(5)	9,985
Additional paid-in capital	39,035	41,105	80,140
Accumulated deficit	4,062	(74,705)	(70,643)
TOTAL STOCKHOLDERS’ DEFICIT	53,087	(33,605)	19,482
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	65,253	(32,387)	32,866

	Year Ended March 31, 2019
Statements of operations and comprehensive loss	As previously reported	Adjustments	As restated
Realized Gain (loss) from Investment	75,705	(75,705)	—
Interest	2,877	(2,877)	—
Unrealized Gain (lose) from Investment	(33,865)	33,865
Less: Fee and commission expense	(901)	901	—
Net profit	43,816	(43,816)	—
General and Administrative Expenses	37,791	19,221	57,012
Net gain (loss) from commodity trading	—	740	740
Interest and dividends	—	2,877	2,877
Investment loss	—	3,000	3,000
Commission expense and service fees	—	(731)	(731)
LOSS BEFORE INCOME TAXES	6,025	(63,151)	(57,126)
Income tax expense	1,829	11,554	13,383
Net Income (Loss)	4,196	(74,705)	(70,509)

NOTE 10 – RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS (Continued)

	Year Ended March 31, 2019
Statements of cash flows	As previously reported	Adjustments	As restated
Net income (loss)	4,196	(74,705)	(70,509)
Short term investments	(5,444)	5,444	—
Deferred Taxes	(10,337)	10,337	—
Investment loss		3,000	3,000
Bad debt expense		17,100	17,100
Account payables	12,166	(12,166)	—
Income tax payable		13,383	13,383
NET CASH USED IN OPERATING ACTIVITIES	581	(37,607)	(37,026)
Notes Receivable	—	(19,100)	(19,100)
Short-term investments		60,756	60,756
Net cash provided by (used in) investing activities		41,656	41,656
Notes Receivable	19,100	(19,100)	—
Loans	2,000	(2,000)	—
Repayment of loan	—	(2,000)	(2,000)
Additional paid-in capital	25,100	25,100	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,000	(6,000)	(2,000)
NET INCREASE (DECREASE) IN CASH	4,581	(1,951)	2,630
CASH, beginning of year	1,511	—	1,511
CASH, end of year	6,092	(1,951)	4,141
Interest paid			—
Income tax paid	—	—	—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:
Contribution from shareholder	—	66,200	66,200

	Year Ended March 31, 2019
Statements of changes in stockholders’ deficit	As previously reported	Adjustments	As restated

Contribution from shareholder	25,100	41,100	66,200
Cancellation of treasury stocks	—	—	—
Net income (loss)	4,196	(74,705)	(70,509)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our Chief Executive Officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of March 31, 2020 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of evidences for proper approval and review of disbursements. Management does not believe that any of these material weakness materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework that was issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2020. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan tom hire an independent third party consultant to assist in identifying and determining the appropriate accounting procedures and controls to implement.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Dingshan Zhang	55	President, CEO, CFO and Director	2019

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

Dingshan Zhang has been the President and director of Achison Inc since July 2019. Mr. Zhang was born in Fujian, China. He established Sophia 33 Inc. since 2012 which is focus on body health and personal body services. Since 2016, Mr. Zhang also established Dazhong 368 Inc. in 2016, which is mainly focus on stock investment.

Term of office

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Director Independence

The Board consists of only one member, who does not meet the independence requirements of the Nasdaq Stock Market as currently in effect.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees. The Company will notify its shareholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Code of Ethics

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the Company successfully completes a business combination that results in the acquisition of an on-going business and thereby commences operations.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our board of directors.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee.  Our entire board of directors, which currently consists of Dingshan Zhang, handles the functions that would otherwise be handled by an audit committee.  We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert.  As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors.  Before retaining any such expert our board would make a determination as to whether such person is independent.

Item 11.	Executive Compensation

During the two years ended March 31, 2020 and 2019, no salaries were paid to any officers or directors.

Executive compensation during the three years ended March 31, 2020 and 2019 were as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dingshan Zhang	2020	—	—	—	—	—	—	—	—
Chief Executive Officer	2019	—	—	—	—	—	—	—	—

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of March 31, 2020.

Stock Option Plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities. However, we may adopt an incentive and non-statutory stock option plan in the future.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Item 12. Security ownership of certain beneficial owners and management

The following table sets forth, as of June 25, 2020, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 29,995,000 shares outstanding on July 5, 2020.

Title of Class	Name and Address Of Beneficial Owner	Position	Amount and Nature Of Beneficial Ownership	Percent Of Class(1)

Common	Sophia 33 Inc. 91-03 Lamont Ave Elmhurst, New York, 11373 (2)	-	10,065,500	33.34%
Common	Dazhong 368 Inc. 39-06 Main St., 203 B Flushing, New York, 11354 (3)	-	19,150,000	33.37%
Common	Dingshan Zhang 135-22 Northern Blvd., 2nd Fl. Flushing, NY 11354 (4)	President, CEO, CFO and Director	29,278,000	97.61%
Common	All Officers and Directors As a Group (1 person)		29,278,000	97.61%
Over 5% Shareholders:				97.61%

_________________________

(1)	Based upon 29,995,000 shares outstanding as of July 5, 2020.
(2)	Dingshang Zhang owns 100% shares of Sophia 33 Inc.
(3)	Dingshan Zhang owns 100% shares of Dazhong 368 Inc.
(4)	Including 62,500 shares owned by Dingshan Zhang.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has been provided office space by its President at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

On April 23, 2018 and April 30, 2018 Lansdale Inc., which was controlled by the prior President of the Company, gifted 15,000 and 20,000 shares of Smoke Cartel Inc (“SMKC”) respectively to Achison Inc. Additionally, on August 29, 2018 Lansdale Inc. gifted 15,000 shares of SMKC to Achison Inc. The fair value of these shares on the contribution date were in the amount of $66,200. All the shares of SMKC was sold during the year ended March 31, 2019.

During the year ended March 31, 2019, the Company loaned to Lansdale Inc. in the amount of $19,100, bearing 10% interest and due on demand. As of March 31, 2019, the balance of note receivable, net to Lansdale Inc. was $18,000. During the year ended March 31, 2020, Lansdale Inc. repaid the Company in the amount of $18,000. During the years ended March 31, 2020 and 2019, the Company accrued bad debt expense related to notes receivable in the amount of $nil and $17,100, respectively.

In August 2019, the Company borrowed $71,000 from the President of the Company, bearing no interest and due on demand.

Item 14. Principal Accounting Fees and Services

During 2020 and 2019, Ahmed Associates P.C. and B F Borgers CPA PC, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended March 31, 2020, as contained in this Report, are estimated and included for the fiscal year ended March 31, 2020.

	Years ended March 31,
	2020		2019

Audit Fees - Ahmed Associates P.C.		$30,500	$19,000
Audit Fees - B F Borgers CPA PC		$20,000	$—
Audit-Related Fees		$—	$—
All Other Fees	$		$—
Total Fees		$50,500	$19,000

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by B F Borgers CPA PC. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with B F Borgers CPA PC independence as our auditors.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 2, 2016)

3.2 *	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 2, 2016)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

  *  Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2016.

  **  Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of July, 2020.

ACHISON INC

By:	/s/ Dingshan Zhang
Dingshan Zhang, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

Dated: July 6, 2020	By:	/s/ Dingshan Zhang
Dingshan Zhang
President (Principal Executive Officer), CFO, Sec. and Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 2, 2016)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 2, 2016)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2016.

**	Filed herewith