Form 10-Q
period 2020-06-30
Achison Inc
filed 2020-08-04
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-56157

_________________

Achison Inc

(Exact name of registrant as specified in its charter)

New York	47-2643986
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

135-22 Northern Blvd., 2nd Fl

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

Securities registered pursuant to Section 12(b) of the Act: None

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of August 3, 2020, the registrant had 29,995,000 shares of common stock outstanding.

ACHISON INC

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2020

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

PART I

ITEM 1. FINANCIAL STATEMENTS

ACHISON INC

INDEX TO FINANCIAL STATEMENTS

Condensed Unaudited Balance Sheets as of June 30, 2020 and March 31, 2020	4

Condensed Statements of Operations (Unaudited) for the three months ended June 30, 2020 and 2019	5

Condensed Statements of Changes in Stockholders’ Equity (Unaudited) for the three months ended June 30, 2020 and 2019	6

Condensed Statements of Cash Flows (Unaudited) for the three months ended June 30, 2020 and 2019	7

Notes to Condensed Unaudited Financial Statements	8 - 9

ACHISON INC

UNAUDITED CONDENSED BALANCE SHEET

AS OF JUNE 30, 2020 AND MARCH 31, 2020

	June 30,	March 31,
	2020	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,901	$61,471
Notes receivable, net	52,800	70,000
Total Current Assets	103,701	131,471

TOTAL ASSETS	$103,701	$131,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
NONCURRENT LIABILITIES:
Shareholder loans	$71,000	$71,000
Total NonCurrent Liabilities	71,000	71,000
Total liabilities	$71,000	$71,000
Commitment and contingencies (Note 4)
STOCKHOLDERS’ EQUITY:
Common stock ($0.001 par value, 30,000,000 shares authorized, 29,995,000 shares issued and outstanding as of June 30, 2020 and March 31, 2020)	29,995	29,995
Additional Paid in Capital	160,230	160,230
Accumulated Deficit	(157,524)	(129,754)
Total Stockholders’ Equity	32,701	60,471
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,701	$131,471

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENT OF REVENUES AND EXPENSES

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	For the three months ended June 30, 2020	For the three months ended June 30, 2019 (Restated)

Operating Expenses
General and Administrative Expenses	$31,570	$4,120

Total Operating Expenses	31,570	4,120

Other Income (expense)
Loss from commodity trading	—	(1,889)
Interest and dividends	2,800	1
Other income	1,000	—
Total Other Income (expense), net	3,800	(1,888)

Net loss	$(27,770)	$(6,008)

Net loss per common share, basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding, basic and diluted	29,995,000	9,985,000

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, March 31, 2020	29,995,000	$29,995	$160,230	$(129,754)	$60,471

Net loss	—	—	—	(27,770)	(27,770)

Balances, June 30, 2020	29,995,000	$29,995	$160,230	$(157,524)	$32,701

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, March 31, 2019	9,985,000	$9,985	$80,140	$(70,643)	$19,482

Net loss	—	—	—	(6,008)	(6,008)

Balances, June 30, 2019	9,985,000	$9,985	$80,140	$(76,651)	$13,474

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	For the year months ended June 30, 2020	For the three months ended June 30, 2019 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,770)	$(6,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest income on note receivable	(2,800)
Net cash (used in) operating activities	(30,570)	(6,008)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from notes receivables	20,000	—
Disposal of short-term investment	—	10,573
Net cash provided by (used in) investing activities	20,000	10,573

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—

Net increase (decrease) in Cash	(10,570)	4,565
Cash at beginning of period:	61,471	4,141 *
Cash at end of period:	$50,901	$8,706

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest expense	$—	$—
Tax expense	$—	—

*  The balance is different with the audited financial statements filed in the 10K due to the fact that the Company restated its financial statements for the year ended MARCH 31, 2019. The number presented here agreed with the restated financial statements.

The accompanying notes are part of these unaudited condensed financial statements.

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

Basis of Preparation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Company’s financial statements included in Company’s March 31, 2020 Form 10-K During the three months ended June 30, 2020, there were no significant changes made to the Company’s significant accounting policies.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. Our business is impact by the outbreak of the COVID-19 in New York, which resulted the decrease of our revenue for the quarter ended on June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

The Company has applied for Economic Injury Disaster Loans (“EIDL”) through the Small Business Administration (“SBA”) that were made available under the CARES Act passed by Congress in response to the COVID-19 pandemic at the end of March 2020. On May 5, 2020, the Company was approved for the advance in the EIDL program in the amount of $1,000, which does not have to be repaid and was recorded as other income in the accompanying condensed unaudited statements of operations.

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

The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

Reclassifications

Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. This reclassification has resulted in no changes to the Company’s financial position or results of operations presented.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company has been provided office space by its President at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

In August 2019, the Company borrowed $71,000 from the President of the Company, bearing no interest and due in December 2021.

NOTE 3 – NOTES RECEIVABLE

During the year ended March 31, 2020, the Company loaned to Northern Ifurniture Inc in the amount of $70,000 bearing 7% interest rate and due on December 2, 2020.

On June 26, 2020, Northern Ifurniture Inc. repaid note receivable to the Company in the amount of $20,000.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingency as of June 30, 2020 and March 31, 2020.

NOTE 5 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of notes receivable. As of June 30, 2020 and March 31, 2020, the Company’s notes receivable were $50,000 and $70,000 outstanding from Northern Ifurniture Inc.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

.

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

Results of Operation for the three months ended June 30, 2020 and 2019

During the three months ended June 30, 2020 and 2019, the Company generated no revenue. During the three months ended June 30, 2020 and 2019, the Company incurred operating expenses of $31,570 and $4,120, respectively. The increase was due to the increase in professional fee in the amount of $31,200 for the three months ended June 30, 2020, compared with the same period of last year. For the three month ended June 30, 2020 and 2019, our net loss was $27,770 and $6,008, respectively. The increase in net loss was mainly due to the increase in operating expenses for the three month ended June 30, 2020, compared to 2019.

Equity and Capital Resources

As of June 30, 2020, we had an accumulated deficit of $157,524. As of June 30, 2020, we had cash of $50,901 and working capital of $103,701.

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

The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies are discussed in further detail in the notes to the unaudited financial statements appearing elsewhere in this 10-Q report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “small reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer each concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective in timely alerting them to material information relating to Achison Inc required to be included in our Exchange Act filings.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of June 30, 2020.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

It isn't applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACHISON INC

Date: August 4, 2020	/s/ Dingshan Zhang
Dingshan Zhang, President
(Principal Executive Officer)

Date: August 4, 2020	/s/ Dingshan Zhang
Dingshan Zhang, Chief Financial Officer
(Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.