Form 10-K/A
period 2020-03-31
Achison Inc
filed 2020-10-07
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No.1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

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
Emerging growth company [X]

   If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Explanatory Note

This Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K of Achison Inc. (the "Company") for the year ended March 31, 2020, originally filed with the Securities and Exchange Commission on July 6, 2020 (the "Original Form 10-K"), is being filed solely to correct an inadvertent error in checking the “No” box instead of the “Yes” box” on the cover page regarding the shell status of the Company as of July 6, 2020. No other parts of the Original Form 10-K presented incorrect share information.

This Amendment is limited in scope to the correction described above and does not amend, update, or change any other items or disclosures contained in the Original Form 10-K. Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraph, we do not purport by this Amendment to update any of the information contained in the Original Form 10-K, which continues to speak as of the original filing date of the Original Form 10-K.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment. Because the Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACHISON INC

Date: October 7, 2020	/s/ Dingshan Zhang
Dingshan Zhang
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)