Form 10-Q/A
period 2020-06-30
Achison Inc
filed 2020-10-07
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 3, 2020, the registrant had 29,995,000 shares of common stock outstanding.

Explanatory Note

This Amendment No. 1 (the "Amendment") to the Quarterly Report on Form 10-Q of Achison Inc. (the "Company") for the quarter ended June 30, 2020, originally filed with the Securities and Exchange Commission on August 4, 2020 (the "Original Form 10-Q"), is being filed solely to correct an inadvertent error in checking the “No” box instead of the “Yes” box” on the cover page regarding the shell status of the Company as of August 4, 2020. No other parts of the Original Form 10-Q presented incorrect share information.

This Amendment is limited in scope to the correction described above and does not amend, update, or change any other items or disclosures contained in the Original Form 10-Q. Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraph, we do not purport by this Amendment to update any of the information contained in the Original Form 10-Q, which continues to speak as of the original filing date of the Original Form 10-Q.

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