Form 10-Q
period 2020-09-30
Achison Inc
filed 2020-10-30
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of October 29, 2020, the registrant had 29,995,000 shares of class A common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Achison,” “company,” “we,” “us,” and “our” in this document refer to Achison Inc, a New York corporation.

3

PART I

ITEM 1. FINANCIAL STATEMENTS

ACHISON INC

ACHISON INC

UNAUDITED CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND MARCH 31, 2020

	September 30,	March 31,
	2020	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,352	$61,471
Notes receivable, net	53,682	70,000
Prepaid expense	6,000	-
Total Current Assets	88,034	131,471

TOTAL ASSETS	$88,034	$131,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred revenue	$4,400	$-
Total Current Liability	4,400	-
Shareholder loans	71,000	71,000
Total NonCurrent Liabilities	71,000	71,000
Total liabilities	$75,400	$71,000

STOCKHOLDERS’ EQUITY:
Common stock ($0.001 par value, 30,000,000 shares authorized, 29,995,000 shares issued and outstanding as of September 30, 2020 and March 31, 2020)	29,995	29,995
Additional Paid in Capital	160,230	160,230
Accumulated Deficit	(177,591)	(129,754)
Total Stockholders’ Equity	12,634	60,471
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,034	$131,471

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	For the three months ended		For the six months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue-service	$400	$-	$400	$-
Cost of goods sold	300	-	300	-
Gross Profit	100	-	100	-

Operating Expenses

General and Administrative expenses	21,049	8,142	52,619	12,262

Total Operating Expenses	21,049	8,142	52,619	12,262

Other income(expense)
Loss from commodity trading	-	(121)	-	(2,010)
Interest and dividends	882	-	3,682	1
Other income	-	-	1,000	-
Total other income (expense), net	882	(121)	4,682	(2,009)

Net loss	$(20,067)	(8,263)	$(47,837)	$(14,271)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	29,995,000	14,602,692	29,995,000	12,293,846

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE AND THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2020	29,995,000	$29,995	$160,230	$(129,754)	$60,471
Net loss	-	-	-	(27,770)	(27,770)
Balances, June 30, 2020	29,995,000	29,995	160,230	(157,524)	32,701
Net loss	-	-	-	(20,067)	(20,067)
Balances, September 30, 2020	29,995,000	$29,995	$160,230	$(177,591)	$12,634

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2019	9,985,000	$9,985	$80,140	$(70,643)	$19,482
Net loss	-	-	-	(6,008)	(6,008)
Balances, June 30, 2019	9,985,000	9,985	80,140	(76,651)	13,474
Shares issued for cash	10,010,000	10,010	90,090	-	100,100
Shares issued for inventory and fixed asset	10,000,000	10,000	(10,000)	-	-
Net loss	-	-	-	(8,263)	(8,263)
Balances, September 30, 2019	29,995,000	$29,995	$160,230	$(84,914)	$105,311

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE AND THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	For the six months ended September 30, 2020	For the six months ended September 30, 2019 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,837)	$(14,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest income on note receivable	(3,682)	-
Prepaid expense	(6,000)	-
Tax payable	-	(13,383)
Deferred revenue	4,400	-
Net cash used in operating activities	(53,119)	(27,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from notes receivables	20,000	18,000
Disposal of short-term investment	-	10,724
Net cash provided by investing activities	20,000	28,724

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from shareholder loans	-	36,000
Cash from issuance of shares	-	100,100
Net cash provided by financing activities	-	136,100

Net increase (decrease) in Cash	(33,119)	137,171
Cash at beginning of period:	61,471	4,141 *
Cash at end of period:	$28,352	$141,312

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest expense	$—	$—
Tax expense	$—	—

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

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to note 1. Nature of business and summary of significant accounting policies in the Company’s financial statements included in Company’s March 31, 2020 Form 10-K. During the three months ended September 30, 2020, there were no significant changes made to the Company’s significant accounting policies.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company is developing its business, thus our business is impacted by the outbreak of the COVID-19 in New York for the six months ended September 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

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

For the six months ended September 30, 2020, the interest income was in the amount of $3,682. On June 26, 2020, Northern Ifurniture Inc. repaid note receivable to the Company in the amount of $20,000.

NOTE 4 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of notes receivable. As of September 30, 2020 and March 31, 2020, the Company’s notes receivable were $50,000 and $70,000 outstanding from Northern Ifurniture Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

Results of Operation for the three months ended September 30, 2020 and 2019

The Company generated revenue in the amount of $400 and $nil, respectively. During the three months ended September 30, 2020 and 2019, the Company incurred operating expenses of $21,049 and $8,142, respectively. The increase was due to the increase in professional fee for the three months ended September 30, 2020, compared with the same period of last year. For the three months ended September 30, 2020 and 2019, our net loss was $20,067 and $8,263, respectively. The increase in net loss was mainly due to the increase in operating expenses for the three months ended September 30, 2020, compared to 2019.

Results of Operation for the six months ended September 30, 2020 and 2019

During the six months ended September 30, 2020 and 2019, the Company generated revenue in the amount of $400 and $nil, respectively. During the six months ended September 30, 2020 and 2019, the Company incurred operating expenses of $52,619 and $12,262, respectively. The increase was due to the increase in professional fee for the six months ended September 30, 2020, compared with the same period of last year. For the six months ended September 30, 2020 and 2019, our net loss was $47,837 and $14,271, respectively. The increase in net loss was mainly due to the increase in operating expenses for the six months ended September 30, 2020, compared to 2019.

Equity and Capital Resources

As of September 30, 2020, we had an accumulated deficit of $177,591. As of September 30, 2020, we had cash of $28,352 and working capital of $83,634.

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

For a detailed discussion about the Company’s significant accounting policies, refer to note 1. Nature of business and summary of significant accounting policies in the Company’s financial statements included in Company’s March 31, 2020 Form 10-K. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

It isn’t applicable.

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

ACHISON INC

Date: October 30, 2020	/s/ Dingshan Zhang
Dingshan Zhang, President

(Principal Executive Officer)

Date: October 30, 2020	/s/ Dingshan Zhang
Dingshan Zhang, Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

