Form 10-K/A
period 2020-03-31
Achison Inc
filed 2021-01-22
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

917-470-5393

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	None	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ X ] No [  ]

The aggregate market value of the voting and non-voting shares of the Company’s Class A Common Stock held by non-affiliates based on the last sale of the Class A Common Stock on September 30, 2019, was $7,170.

Number of shares outstanding of each of the issuer’s classes of common stock on July 6, 2020: Class A Common Stock: 29,995,000.

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

This Amendment No. 2 to Achison Inc’s (the “Company”) Form 10-K for the year ended on March 31, 2020, originally filed with the Securities and Exchange Commission on July 6, 2020 and Form 10-K/A filed on October 7, 2020 (collectively the “Annual Report”), is being filed for the purpose of correcting the nomenclature of the common stock by revising the Company’s Balance Sheets as of March 31, 2020 and 2019 by adding Class A to indicate that the only common stock that the Company has authorized is Class A common stock. Other than as set forth in this Amendment No. 2, the information contained in the Annual Report, filed on July 6, 2020 and October 7, 2020, remains unchanged.

ACHISON INC

BALANCE SHEETS

	March 31, 2020	March 31, 2019
		(Restated)
ASSETS
CURRENT ASSETS
Cash	$61,471	$4,141
Short-term investments	—	10,724
Notes receivable	70,000	—
Notes receivable, net- related party	—	18,000
Total Current Assets	131,471	32,865
TOTAL ASSETS	$131,471	$32,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Income tax payable	$—	$13,383
Total Current Liabilities	—	13,383

NON-CURRENT LIABILITIES:
Shareholder loan	71,000	—
Total Noncurrent Liabilities	71,000	—
TOTAL LIABILITIES	71,000	13,383

COMMITMENTS AND CONTINGENCIES(Note 5)
STOCKHOLDERS’ EQUITY:
Class A Common stock ($0.001 par value, 30,000,000 shares authorized, 29,995,000 shares issued and outstanding as of March 31, 2020; 9,985,000 shares issued and outstanding as of March 31, 2019)	29,995	9,985
Additional Paid in Capital	160,230	80,140
Accumulated Deficit	(129,754)	(70,643)
Total Stockholders’ Equity	60,471	19,482
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,471	$32,865

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Filed herewith.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of January, 2021.

ACHISON INC

By:	/s/ Dingshan Zhang
Dingshan Zhang, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

Dated: January 22, 2021	By:	/s/ Dingshan Zhang
Dingshan Zhang
President (Principal Executive Officer), CFO, Sec. and Director