Form 10-Q/A
period 2020-06-30
Achison Inc
filed 2021-01-22
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

As of August 3, 2020, the registrant had 29,995,000 shares of Class A common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 2 to Achison Inc’s (the “Company”) Form 10-Q for the period ended on June 30, 2020, originally filed with the Securities and Exchange Commission on August 4, 2020 and Form 10-Q/A filed on October 7, 2020 (collectively the “Quarterly Report”), is being filed for the purpose of correcting the nomenclature of the common stock by revising the Company’s Balance Sheets as of June 30, 2020 and March 31, 2019 by adding Class A to indicate that the only common stock that the Company has authorized is Class A common stock. Other than as set forth in this Amendment No. 2, the information contained in the Quarterly Report, filed on August 4, 2020 and October 7, 2020, remains unchanged.

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

ACHISON INC

Date:	January 22, 2021	/s/ Dingshan Zhang
Dingshan Zhang, President
(Principal Executive Officer)

Date:	January 22, 2021	/s/ Dingshan Zhang
Dingshan Zhang, Chief Financial Officer
(Principal Financial and Accounting Officer)