Form 10-Q
period 2020-12-31
Achison Inc
filed 2021-01-28
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of January 27, 2021, the registrant had 29,995,000 shares of Class A common stock outstanding.

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

3

PART I

ITEM 1. FINANCIAL STATEMENTS

ACHISON INC

ACHISON INC

UNAUDITED CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND MARCH 31, 2020

	December 31,	March 31,
	2020	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,996	$61,471
Notes receivable, net	50,000	70,000
Total Current Assets	76,996	131,471

TOTAL ASSETS	$76,996	$131,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred revenue	$5,200	$-
Total Current Liability	5,200	-
Shareholder loans	71,000	71,000
Total NonCurrent Liabilities	71,000	71,000
Total liabilities	$76,200	$71,000

STOCKHOLDERS’ EQUITY:
Class A Common stock ($0.001 par value, 30,000,000 shares authorized, 29,995,000 shares issued and outstanding as of December 31, 2020 and March 31, 2020)	29,995	29,995
Additional Paid in Capital	160,230	160,230
Accumulated Deficit	(189,429)	(129,754)
Total Stockholders’ Equity	796	60,471
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,996	$131,471

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	For the three months ended		For the nine months ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Revenue	$1,600	$-	$2,000	$-
Cost of revenue	500	-	800	-
Gross Profit	1,100	-	1,200	-

Operating Expenses

General and Administrative expenses	13,820	24,627	66,439	36,889

Total Operating Expenses	13,820	24,627	66,439	36,889

Loss from operations	(12,720)	(24,627)	(65,239)	(36,889)

Other income(expense)
Loss from commodity trading	-	-	-	(2,010)
Interest and dividends	882	-	4,564	1
Other income	-	-	1,000	-
Total other income (expense), net	882	-	5,564	(2,009)

Net loss	$(11,838)	(24,627)	$(59,675)	$(38,898)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	29,995,000	29,995,000	29,995,000	11,529,890

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Class A Common Shares	Class A Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, March 31, 2020	29,995,000	$29,995	$160,230	$(129,754)	$60,471
Net loss	-	-	-	(27,770)	(27,770)
Balances, June 30, 2020	29,995,000	29,995	160,230	(157,524)	32,701
Net loss	-	-	-	(20,067)	(20,067)
Balances, September 30, 2020	29,995,000	$29,995	$160,230	$(177,591)	$12,634
Net loss	-	-	-	(11,838)	(11,838)
Balances, December 31, 2020	29,995,000	$29,995	$160,230	$(189,429)	796

	Class A Common Shares	Class A Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, March 31, 2019	9,985,000	$9,985	$80,140	$(70,643)	$19,482
Net loss	-	-	-	(6,008)	(6,008)
Balances, June 30, 2019	9,985,000	9,985	80,140	(76,651)	13,474
Shares issued for cash	10,010,000	10,010	90,090	-	100,100
Shares issued for inventory and fixed asset	10,000,000	10,000	(10,000)	-	-
Net loss	-	-	-	(8,263)	(8,263)
Balances, September 30, 2019	29,995,000	$29,995	$160,230	$(84,914)	$105,311
Net loss	-	-	-	(24,627)	(24,627)
Balances, December 31, 2019	29,995,000	$29,995	$160,230	$(109,541)	$80,684

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	For the nine months ended December 31, 2020	For the nine months ended December 31, 2019 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,675)	$(38,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Tax payable	-	(13,383)
Deferred revenue	5,200	-
Net cash used in operating activities	(54,475)	(52,281)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (advance of) notes receivables	20,000	(52,000)
Disposal of short-term investment	-	10,724
Net cash provided by investing activities	20,000	(41,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	-	71,000
Proceeds from issuance of shares	-	100,100
Net cash provided by financing activities	-	171,100

Net increase (decrease) in Cash	(34,475)	77,543
Cash at beginning of period:	61,471	4,141 *
Cash at end of period:	$26,996	$81,684

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest expense	$—	$—
Tax expense	$—	—

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

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Achison Inc., the Company, incorporated in the State of New York on December 29, 2014.

On July 1, 2019 Lansdale Inc, the principal stockholder of the Company (“Seller”) and controlled by the Company’s prior President, Mr. Wanjun Xie, entered into a Stock Purchase Agreement (the “Agreement”) with Dazhong 368 Inc, (the “Buyer”), pursuant to which, a total of 9,000,000 shares of Class A common stock of the Company were transferred to the Buyer, representing approximately 90% of the Company’s issued and outstanding shares of Class A common stock, resulting in a change of the control of the Company. Mr. Dingshan Zhang was appointed as the President and CEO of the Company at the same date.

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

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to note 1. Nature of business and summary of significant accounting policies in the Company’s financial statements included in Company’s March 31, 2020 Form 10-K. During the three months ended December 31, 2020, there were no significant changes made to the Company’s significant accounting policies.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company is developing its business, thus our business is impacted by the outbreak of the COVID-19 in New York for the nine months ended December 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

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

NOTE 3 – NOTES RECEIVABLE

During the year ended March 31, 2020, the Company loaned to Northern Ifurniture Inc in the amount of $70,000 bearing 7% interest rate and due on December 2, 2020. On June 26, 2020, Northern Ifurniture Inc. repaid note receivable to the Company in the amount of $20,000. On December 1, 2020, the Company approved to extend the maturity date to June 30, 2021. As of December 31, 2020, the outstanding loan from Dazhong 368 Inc. was in the amount of $50,000. For the nine months ended December 31, 2020, the interest income was in the amount of $4,564, which was received in full.

NOTE 4 – DEFERRED REVENUE

As of December 31, 2020, the Company had deferred revenue in the amount of $5,200, representing the payment received in advance from the customers for our service to be provided.

During the three months and nine months ended December 31, 2020, the Company received payment in advance from the customers in the amount of $2,400 and $7,200, respectively.

During the three months and nine months ended December 31, 2020, the Company recognized revenue for the service provided in the amount of $1,600 and $2,000, respectively.

NOTE 5 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of notes receivable. As of December 31, 2020 and March 31, 2020, the Company’s notes receivable were $50,000 and $70,000 outstanding from Northern Ifurniture Inc.

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

Overview

Achison Inc. is a New York corporation formed on December 29, 2014.

On July 1, 2019 Lansdale Inc, the principal stockholder of the Company (“Seller”) and controlled by the Company’s prior President, Mr. Wanjun Xie, entered into a Stock Purchase Agreement (the “Agreement”) with Dazhong 368 Inc, (the “Buyer”), pursuant to which, among other things, Seller agreed to sell to the Buyer, and the Buyer agreed to purchase from Seller, a total of 9,000,000 shares of Class A common stock of the Company of record and beneficially by Seller. The Purchased Shares represented approximately 90% of the Company’s issued and outstanding shares of Class A common stock, resulting in a change of the control of the Company. Mr. Dingshan Zhang was appointed as the President and CEO of the Company at the same date.

Prior to July of 2019 the Company primarily engaged in trading spot gold and silver in Singapore Markets, crypto currency and US equity stocks, however, the Company currently engages only in internet advertising through www.dazhong368.com (the “Website”) in the New York area and has plans to acquire a vineyard to distribute and sell wines in the future.

Results of Operation for the three months ended December 31, 2020 and 2019

During the three months ended December 31, 2020 and 2019, the Company generated revenue in the amount of $1,600 and $nil, respectively. During the three months ended December 31, 2020 and 2019, the Company incurred operating expenses of $13,820 and $24,627, respectively. The decrease was due to the Company paid DTC service fee in the amount of $18,000 for the three months ended December 31, 2019, but no such fee paid for current period. For the three months ended December 31, 2020 and 2019, our net loss was $11,838 and $24,627, respectively. The decrease in net loss was mainly due to the decrease in operating expenses and increase in the revenue for the three months ended December 31, 2020, compared to 2019.

Results of Operation for the nine months ended December 31, 2020 and 2019

During the nine months ended December 31, 2020 and 2019, the Company generated revenue in the amount of $2,000 and $nil, respectively. During the nine months ended December 31, 2020 and 2019, the Company incurred operating expenses of $66,439 and $36,889, respectively. The increase was due to the increase in professional fee for the nine months ended December 31, 2020, compared with the same period of last year. For the nine months ended December 31, 2020 and 2019, our net loss was $59,675 and $38,898, respectively. The increase in net loss was mainly due to the increase in operating expenses for the nine months ended December 31, 2020, compared to 2019.

Equity and Capital Resources

As of December 31, 2020, we had an accumulated deficit of $189,429. As of December 31, 2020, we had cash of $26,996 and working capital of $71,796.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACHISON INC

Date: January 28, 2021	/s/ Dingshan Zhang
Dingshan Zhang, President

(Principal Executive Officer)

Date: January 28, 2021	/s/ Dingshan Zhang
Dingshan Zhang, Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

