Form 10-K
period 2021-03-31
Achison Inc
filed 2021-05-25
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2021

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting shares of the Company’s Class A Common Stock held by non-affiliates based on the last sale of the Class A Common Stock on September 30, 2020, was $7,170.

Number of shares outstanding of each of the issuer’s classes of common stock on May 24, 2021: Class A Common Stock: 29,995,000.

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

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Holders

There are approximately 38 holders of the Company’s Class A Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

Transfer Agent

Dynamic Stock Transfer, Inc., 45 W. Easy Street, Suite 28, Simi Valley, Ca 93065 is the registrar and transfer agent for the Company’s common stock.

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements of Achison Inc, and the related notes included elsewhere in this statement. The historical financial data discussed below reflects the historical results and financial position of Achison Inc. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statement” and “Risk Factors”. Actual results may differ materially from those contained in any forward looking statements.

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

Results of Operation for the years ended March 31, 2021 and 2020

During the years ended March 31, 2021 and 2020, the Company generated revenue in the amount of $3,800 and $nil, respectively. The increase was mainly due to our online advertising business formally launched in the second half of year 2020. During the years ended March 31, 2021 and 2020, the Company incurred operating expenses of $75,939 and $55,448, respectively. The increase was due to the increase in professional fee. For the years ended March 31, 2021 and 2020, our net loss was $66,512 and $59,111, respectively. The increase in net loss was mainly due to the increase in operating expenses for the years ended March 31, 2021, compared to 2020, partially offset by the increase in increase in revenue.

Equity and Capital Resources

As of March 31, 2021, we had an accumulated deficit of $196,266. As of March 31, 2021, we had cash of $17,496 and working capital of $64,959, compared to cash of $61,471 and a working capital of $131,471 on March 31, 2020. The decrease in the working capital was primarily due to cash used to pay for operating expenses.

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

ACHISON INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Achison, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Achison, Inc. (the “Company”) as of March 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of two years in the period ended March 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Lakewood, Colorado

May 25, 2021

ACHISON INC

BALANCE SHEETS

AS OF MARCH 31, 2021 AND 2020

	March 31,	March 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,496	$61,471
Notes receivable	50,863	70,000
Total Current Assets	68,359	131,471

TOTAL ASSETS	$68,359	$131,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred revenue	$3,400	$-
Shareholder loans	71,000	-
Total Current Liabilities	74,400	-

NON-CURRENT LIABILITIES:
Shareholder loans	$-	$71,000
Total Noncurrent Liabilities	$-	$71,000
TOTAL LIABILITIES	$74,400	$71,000

STOCKHOLDERS’ EQUITY:
Class A Common stock ($0.001 par value, 30,000,000 shares authorized, 29,995,000 shares issued and outstanding as of March 31, 2021 and 2020)	29,995	29,995
Additional Paid in Capital	160,230	160,230
Accumulated Deficit	(196,266)	(129,754)
Total Stockholders’ Equity	(6,041)	60,471
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,359	$131,471

The accompanying notes are part of these financial statements.

ACHISON INC

STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2021	2020

Revenue	$3,800	$-
Cost of revenue	800	-
Gross Profit	3,000	-

Operating Expenses

General and Administrative expenses	75,939	55,448

Total Operating Expenses	75,939	55,448

Loss from operations	(72,939)	(55,448)

Other income(expense)
Loss from commodity trading	-	(2,010)
Interest	5,427	1
Commission expense and service fees	-	(1,654)
Other income	1,000	-
Total other income (expense), net	6,427	(3,663)

Net loss	$(66,512)	(59,111)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	29,995,000	29,995,000

The accompanying notes are part of these financial statements.

ACHISON INC

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Class A Common Shares	Class A Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, March 31, 2020	29,995,000	$29,995	$160,230	$(129,754)	$60,471
Net loss	-	-	-	(66,512)	(66,512)
Balances, March 31, 2021	29,995,000	$29,995	$160,230	$(196,266)	(6,041)

	Class A Common Shares	Class A Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, March 31, 2019	9,985,000	$9,985	$80,140	$(70,643)	$19,482
Shares issued for cash	10,010,000	10,010	90,090	-	100,100
Shares issued for inventory and fixed asset	10,000,000	10,000	(10,000)	-	-
Net loss	-	-	-	(59,111)	(59,111)
Balances, March 31, 2020	29,995,000	$29,995	$160,230	$(129,754)	$60,471

The accompanying notes are part of these financial statements.

ACHISON INC

STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2021	For the year ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,512)	$(59,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest income on note receivable	(863)	-
Net loss from commodity trading	-	2,010
Tax payable	-	(13,383)
Deferred revenue	3,400	-
Net cash used in operating activities	(63,975)	(70,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivables	20,000	(70,000)
Note receivables - related party	-	18,000
Short-term investments	-	8,714
Net cash provided by investing activities	20,000	(43,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	-	71,000
Proceeds from issuance of shares	-	100,100
Net cash provided by financing activities	-	171,100

Net increase (decrease) in Cash	(43,975)	57,330
Cash at beginning of period:	61,471	4,141
Cash at end of period:	$17,496	$61,471

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$—	$13,383
Interest paid	$—	—

The accompanying notes are part of these financial statements.

ACHISON INC

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCIPTION OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles used in the United States of America. The financial statements are presented in US dollar, which is the Company’s functional currency.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. Significant areas requiring the use of estimates are assessing the allowance of doubtful account and collectible of notes receivable. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results may vary from those estimates and assumptions.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) codified within Accounting Standards Codification (“ASC”) Topic No. 740-10, Income Taxes. Deferred income taxes are recognized for the temporary differences between the tax basis of assets and liabilities and their financial reporting amounts. The Company assesses, on an annual basis, the realizability of its deferred tax assets. A valuation allowance for deferred tax assets is established if, based upon available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company made full amount of the allowance against the deferred tax assets as of March 31, 2021 and 2020, respectively.

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

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The carrying amounts of cash, notes receivable and loan payable approximate fair value because of the short-term nature of these items. Short-term investments are considered trading securities and measured at fair value, determined by reference to quoted market prices and other relevant information generated by market transactions.

Cash

Cash and cash equivalents include cash on hand; cash in banks and brokerage accounts and all highly liquid investments with maturity of three months or less at the time purchase.

The Company maintains its cash balance at a financial institution located in New York, a trading account in Bullion Vault which is in England and with Alpine Securities, which is a brokerage firm in Salt Lake City, Utah. Cash account at the New York institution is insured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2021, the accounts of Bullion Vault and Alpine Securities have been closed by the Company.

Intangible assets, net

The Company’s intangible asset with definite useful lives consist of a website. The Company typically amortizes its intangible asset with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives. The Company estimate the useful lives of the website is 10 years.

The website was acquired in the form of non-monetary transaction occurred between entities under common control. The carrying amount of the website at the date of transfer was $0. Thus no value recognized on the balance sheet as of March 31, 2021 and 2020, and no amortization expense was recognized for the year ended March 31, 2021 and 2020, respectively.

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

The Company does not have any potentially dilutive instruments as of March 31, 2021 and 2020, thus, anti-dilution issues are not applicable.

NOTE 3 - Going Concern Assessment

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has been provided office space by its President at no cost. The management determined that such cost is immaterial and did not recognize the rent expense in its financial statements.

In August 2019, the Company borrowed $71,000 from the President of the Company, bearing no interest and due in December 2021.

NOTE 5 – NOTES RECEIVABLE

During the year ended March 31, 2020, the Company loaned to Northern Ifurniture Inc in the amount of $70,000 bearing 7% interest rate and due on December 2, 2020. On June 26, 2020, Northern Ifurniture Inc. repaid note receivable to the Company in the amount of $20,000. On December 1, 2020, the Company approved to extend the maturity date to June 30, 2021. As of March 31, 2021, the outstanding loan from Northern Ifurniture Inc. was in the amount of $50,863, among which $863 was the interest accrued. For the year ended March 31, 2021, the interest income was in the amount of $5,427, among which $4,564 was received.

NOTE 6 – DEFERRED REVENUE

As of March 31, 2021, the Company had deferred revenue in the amount of $3,400, representing the payment received in advance from the customers for our service to be provided.

During the year ended March 31, 2021, the Company received payment in advance from the customers and recognized revenue for the service provided were in the amount of $7,200 and $3,800, respectively.

NOTE 7 – INCOME TAXES

The Company is subject to the United States federal income tax at a tax rate of 21%.

Income tax expense for the years ended March 31, 2021 and 2020 were $nil and $nil, respectively. The Company had net operating loss carryovers for federal income tax purposes totaling $196,266 and $129,754 as of the years ended March 31, 2021 and 2020, respectively. The ultimate realization of such loss carryovers will be dependent on the Company attaining future taxable earnings. Based on the projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryovers. As of March 31, 2020, the Company had deferred tax assets and valuation allowance in the amount of $27,248 and $27,248, respectively. As of March 31, 2021, the Company had deferred tax assets and valuation allowance in the amount of $41,216 and $41,216, respectively.

NOTE 8 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of notes receivable. As of March 31, 2021 and 2020, the Company’s notes receivable were $50,863 and $70,000 outstanding from Northern Ifurniture Inc.

NOTE 9 – SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of March 31, 2021 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2021. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan to hire an independent third-party consultant to assist in identifying and determining the appropriate accounting procedures and controls to implement.

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

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Dingshan Zhang	56	President, CEO, CFO and Director	2019

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

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Dingshan Zhang, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors, we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Item 11. Executive Compensation

During the two years ended March 31, 2021 and 2020, no salaries were paid to any officers or directors.

Executive compensation during the three years ended March 31, 2021, 2020 and 2019 were as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dingshan Zhang	2021	-	-	-	-	-	-	-	-

Chief Executive Officer / Chief Financial Officer Chief	2020	-	-	-	-	-	-	-	-

Executive Officer / Chief Financial Officer	2019	-	-	-	-	-	-	-	-

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of March 31, 2021.

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

Item 12. Security ownership of certain beneficial owners and management

The following table sets forth, as of May 24, 2021, the number and percentage of our outstanding shares of Class A common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding Class A common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Our Class A common stock beneficially owned and percentage ownership was based on 29,995,000 shares outstanding on May 24, 2021.

Title of Class	Name and Address Of Beneficial Owner	Position	Amount and Nature Of Beneficial Ownership		Percent Of Class(1)

Class A Common Stock	Sophia 33 Inc. 135-22 Northern Blvd 2nd FL Flushing, NY, 11354 (2)	-	10,065,500		33.56%
Class A Common Stock	Dazhong 368 Inc. 135-22 Northern Blvd 2nd FL Flushing, NY, 11354 (3)	-	19,150,000		63.84%
Class A Common Stock	Dingshan Zhang 135-22 Northern Blvd., 2nd Fl. Flushing, NY 11354	President, CEO, CFO and Director	29,278,000	(4)	97.61%
Class A Common Stock	All Officers and Directors As a Group (1 person)		29,278,000		97.61%

(1)	Based upon 29,995,000 shares outstanding as of May 24, 2021.
(2)	Dingshang Zhang owns 100% shares of Sophia 33 Inc.
(3)	Dingshan Zhang owns 100% shares of Dazhong 368 Inc.
(4)	Including 10,065,500 shares owned by Sophia 33 Inc., 19,150,000 owned by Dazhong 368 Inc. and 62,500 shares owned by Dingshan Zhang.

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

Item 14. Principal Accounting Fees and Services

During 2021 and 2020, B F Borgers CPA PC, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the consolidated financial statements of the Company for the period ended March 31, 2021, as contained in this Report, are estimated and included for the fiscal year ended March 31, 2021.

	Years ended March 31,
	2021	2020

Audit Fees - B F Borgers CPA PC	$16,000	$20,000
Audit-Related Fees	$-	$-
All Other Fees	$1,370	$-
Total Fees	$17,370	$20,000

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

* Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2016.

** Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of May, 2021.

ACHISON INC

By:	/s/ Dingshan Zhang
Dingshan Zhang, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

Dated: May 25, 2021	By:	/s/ Dingshan Zhang
Dingshan Zhang
President (Principal Executive Officer), CFO, Sec. and Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 2, 2016)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 2, 2016)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2016.

**	Filed herewith

