Form 10-Q
period 2021-06-30
Achison Inc
filed 2021-08-03
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 2, 2021, the registrant had 29,995,000 shares of Class A common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACHISON INC

ACHISON INC

UNAUDITED CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2021 AND MARCH 31, 2021

	June 30,	March 31,
	2021	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,285	$17,496
Notes receivable	51,736	50,863
Total Current Assets	53,021	68,359

TOTAL ASSETS	$53,021	$68,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred revenue	$1,600	$3,400
Shareholder loans	71,000	71,000
Total Current Liabilities	72,600	74,400

TOTAL LIABILITIES	$72,600	$74,400

STOCKHOLDERS’ EQUITY (DEFICIT):
Class A Common stock ($0.001 par value, 30,000,000 shares authorized, 29,995,000 shares issued and outstanding as of June 30, 2021 and March 31, 2021)	29,995	29,995
Additional Paid in Capital	160,230	160,230
Accumulated Deficit	(209,804)	(196,266)
Total Stockholders’ Equity (DEFICIT)	(19,579)	(6,041)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$53,021	$68,359

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	For the three months ended June 30,
	2021	2020

Revenue	$1,800	$-

Gross Profit	1,800	-

Operating Expenses

General and Administrative expenses	16,211	31,570

Total Operating Expenses	16,211	31,570

Loss from operations	(14,411)	(31,570)

Other income
Interest income	873	2,800
Other income	-	1,000
Total other income, net	873	3,800

Net loss	$(13,538)	(27,770)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	29,995,000	29,995,000

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	Class A Common Shares	Class A Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, March 31, 2021	29,995,000	$29,995	$160,230	$(196,266)	(6,041)
Net loss	-	-	-	(13,538)	(13,538)
Balances, June 30, 2021	29,995,000	$29,995	$160,230	$(209,804)	(19,579)

	Class A Common Shares	Class A Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, March 31, 2020	29,995,000	$29,995	$160,230	$(129,754)	$60,471
Net loss	-	-	-	(27,770)	(27,770)
Balances, June 30, 2020	29,995,000	$29,995	$160,230	$(157,524)	$32,701

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	For the three months ended June 30, 2021	For the three months ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,538)	$(27,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest income on note receivable	(873)	(2,800)
Deferred revenue	(1,800)
Net cash used in operating activities	(16,211)	(30,570)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivables	-	20,000
Net cash provided by investing activities	-	20,000

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net decrease in Cash	(16,211)	(10,570)
Cash at beginning of period:	17,496	61,471
Cash at end of period:	$1,285	$50,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$—	$-
Interest paid	$—	—

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Prior to July of 2019 the Company primarily engaged in trading spot gold and silver in Singapore Markets, crypto currency and US equity stocks, however, the Company currently engages only in internet advertising through www.dazhong368.com (the “Website”) in the New York area.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on May 25, 2021 (“2020 Form 10-K.”)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. Significant areas requiring the use of estimates are assessing the collectability of notes receivable. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results may vary from those estimates and assumptions.

NOTE 3 – GOING CONCERN ASSESSMENT

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

NOTE 5 – NOTES RECEIVABLE

During the year ended March 31, 2020, the Company loaned to Northern Ifurniture Inc in the amount of $70,000 bearing 7% interest rate and due on December 2, 2020. On June 26, 2020, Northern Ifurniture Inc. repaid note receivable to the Company in the amount of $20,000. On December 1, 2020, the Company approved to extend the maturity date to June 30, 2021, and then on June 29, 2021, the Company approved to extend the maturity date to September 30, 2021. As of June 30, 2021, the outstanding loan from Northern Ifurniture Inc. was in the amount of $51,736, among which $1,736 was the interest accrued. For the three months ended June 30, 2021 and 2020, the interest income was in the amount of $873 and $2,800, respectively.

NOTE 6 – DEFERRED REVENUE

As of June 30, 2021 and March 31, 2021, the Company had deferred revenue in the amount of $1,600 and $3,400, respectively, representing the payment received in advance from the customers for our service to be provided.

During the three months ended June 30, 2021, the Company received payment in advance from the customers and recognized revenue for the service provided were in the amount of $0 and $1,800, respectively.

NOTE 7 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of notes receivable. As of June 30, 2021 and March 31, 2021, the Company’s notes receivable were $51,736 and $50,863 outstanding from Northern Ifurniture Inc.

NOTE 8 – SUBSEQUENT EVENT

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

Overview

Achison Inc is a New York corporation formed on December 29, 2014.

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

The Company currently engages in internet advertising through www.dazhong368.com (the “Website”) in the New York area.

Results of Operation for the three months ended June 30, 2021 and 2020

During the three months ended June 30, 2021 and 2020, the Company generated revenue in the amount of $1,800 and $nil, respectively. The Company started to provide its advertising service since current year after the change of owner. During the three months ended June 30, 2021 and 2020, the Company incurred operating expenses of $16,211 and $31,570, respectively. The decrease was due to the decrease in professional fee in the amount of $15,200 for the three months ended June 30, 2021, compared with the same period of last year. For the three month ended June 30, 2021 and 2020, our net loss was $13,538 and $27,770, respectively. The decrease in net loss was mainly due to the increase in revenue and decrease in operating expenses for the three month ended June 30, 2021, compared to 2020.

Equity and Capital Resources

As of June 30, 2021, we had an accumulated deficit of $209,804. As of June 30, 2021, we had cash of $1,285 and working capital deficit of $19,579.

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

For a detailed discussion about the Company’s significant accounting policies, refer to note 1. Nature of business and summary of significant accounting policies in the Company’s financial statements included in Company’s March 31, 2021 Form 10-K. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “small reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of June 30, 2021 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

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

ACHISON INC

Date: August 3, 2021	/s/ Dingshan Zhang
Dingshan Zhang, President
(Principal Executive Officer)

Date: August 3, 2021	/s/ Dingshan Zhang
Dingshan Zhang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

