Form 10-Q
period 2021-09-30
Achison Inc
filed 2021-11-04
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 3, 2021, the registrant had 29,995,000 shares of class A common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACHISON INC

ACHISON INC

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2021	March 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,172	$17,496
Notes receivable, net	-	50,863
Total Current Assets	48,172	68,359

Property and equipment, net	918	-
TOTAL ASSETS	$49,090	$68,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred revenue	$4,600	$3,400
Total Current Liability	4,600	3,400
Shareholder loans	71,000	71,000
Total NonCurrent Liabilities	71,000	71,000
Total liabilities	$75,600	$74,400

STOCKHOLDERS’ EQUITY(DEFICIT):
Class A Common stock ($0.001 par value, 30,000,000 shares authorized, 29,995,000 shares issued and outstanding as of September 30, 2021 and March 31, 2021)	29,995	29,995
Additional Paid in Capital	160,230	160,230
Accumulated Deficit	(216,735)	(196,266)
Total Stockholders’ Equity(Deficit)	(26,510)	(6,041)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,090	$68,359

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue-service	$1,800	$400	$3,600	$400
Cost of revenue	600	300	600	300
Gross Profit	1,200	100	3,000	100

Operating Expenses

General and Administrative expenses	8,832	21,049	25,043	52,619

Total Operating Expenses	8,832	21,049	25,043	52,619

Other income
Interest income	701	882	1,574	3,682
Other income	-	-	-	1,000
Total other income, net	701	882	1,574	4,682

Net loss	$(6,931)	$(20,067)	$(20,469)	$(47,837)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	29,995,000	29,995,000	29,995,000	29,995,000

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2020	29,995,000	$29,995	$160,230	$(129,754)	$60,471
Net loss	-	-	-	(27,770)	(27,770)
Balances, June 30, 2020	29,995,000	29,995	160,230	(157,524)	32,701
Net loss	-	-	-	(20,067)	(20,067)
Balances, September 30, 2020	29,995,000	$29,995	$160,230	$(177,591)	$12,634

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2021	29,995,000	$29,995	$160,230	$(196,266)	(6,041)
Net loss	-	-	-	(13,538)	(13,538)
Balances, June 30, 2021	29,995,000	$29,995	$160,230	$(209,804)	(19,579)
Net loss	-	-	-	(6,931)	(6,931)
Balances, September 30, 2021	29,995,000	$29,995	$160,230	$(216,735)	$(26,510)

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended September 30, 2021	For the six months ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,469)	$(47,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	32	-
Changes in assets and liabilities
Accrued interest income on note receivable	(1,574)	(3,682)
Prepaid expense	-	(6,000)
Deferred revenue	1,200	4,400
Net cash used in operating activities	(20,811)	(53,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from collection of notes receivables	52,437	20,000
Purchase of property and equipment	(950)	-
Net cash provided by investing activities	51,487	20,000

Net cash provided by financing activities	-	-
Net increase (decrease) in Cash	30,676	(33,119)
Cash at beginning of period:	17,496	61,471
Cash at end of period:	$48,172	$28,352

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest expense	$—	$—
Tax expense	$—	—

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 5 – NOTES RECEIVABLE

During the year ended March 31, 2020, the Company loaned to Northern Ifurniture Inc in the amount of $70,000 bearing 7% interest rate and due on December 2, 2020. On June 26, 2020, Northern Ifurniture Inc. repaid note receivable to the Company in the amount of $20,000. On December 1, 2020, the Company approved to extend the maturity date to June 30, 2021, and then on June 29, 2021, the Company approved to extend the maturity date to September 30, 2021. As of September 30, 2021, the Company received the outstanding balance in full. For the six months ended September 30, 2021 and 2020, the interest income was in the amount of $1,574 and $3,680, respectively.

NOTE 6 – DEFERRED REVENUE

Deferred revenue represented the payment received in advance from the customers for our service to be provided.

	Six Months ended September 30,
	2021	2020
Beginning balance	3,400	-
Additions	4,800	4,800
Recognized revenue	(3,600)	(400)
Ending balance	4,600	4,400

NOTE 7 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of notes receivable. As of September 30, 2021 and March 31, 2021, the Company’s notes receivable were $0 and $50,863 outstanding from Northern Ifurniture Inc.

NOTE 8 – SUBSEQUENT EVENT

On October 11, 2021, the Company amended its article with New York State to increase the authorized class A common shares with a par value of $0.001 to 100,000,000 shares, and to add 20,000,000 shares of preferred stock with a par value of $0.001.

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

Results of Operation for the three months ended September 30, 2021 and 2020

The Company generated revenue in the amount of $1,800 and $400, respectively. During the three months ended September 30, 2021 and 2020, the Company incurred operating expenses of $8,832 and $21,049, respectively. The decrease was due to the decrease in professional fee for the three months ended September 30, 2021, compared with the same period of last year. For the three months ended September 30, 2021 and 2020, our net loss was $6,931 and $20,067, respectively. The decrease in net loss was mainly due to the increase in revenue and decrease in operating expenses for the three months ended September 30, 2021, compared to 2020.

Results of Operation for the six months ended September 30, 2021 and 2020

During the six months ended September 30, 2021 and 2020, the Company generated revenue in the amount of $3,600 and $400, respectively. During the six months ended September 30, 2021 and 2020, the Company incurred operating expenses of $25,043 and $52,619, respectively. The decrease was due to the decrease in professional fee for the six months ended September 30, 2021, compared with the same period of last year. For the six months ended September 30, 2021 and 2020, our net loss was $20,469and $47,837, respectively. The decrease in net loss was mainly due to the increase in revenue and decrease in operating expenses for the six months ended September 30, 2021, compared to 2020.

Equity and Capital Resources

As of September 30, 2021, we had an accumulated deficit of $216,735. As of September 30, 2021, we had cash of $48,172 and working capital of $43,572.

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

For a detailed discussion about the Company’s significant accounting policies, refer to note 1. Nature of business and summary of significant accounting policies in the Company’s financial statements included in Company’s March 31, 2021 Form 10-K. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of September 30, 2021 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation of duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHERINFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACHISON INC

Date: November 4, 2021	/s/ Dingshan Zhang
Dingshan Zhang, President
(Principal Executive Officer)

Date: November 4, 2021	/s/ Dingshan Zhang
Dingshan Zhang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

