Form 10-Q
period 2021-12-31
Achison Inc
filed 2022-02-07
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of February 4, 2022, the registrant had 29,995,000 shares of Class A common stock outstanding.

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACHISON INC

ACHISON INC

CONDENSED BALANCE SHEETS

	December 31, 2021	March 31, 2021
ASSETS	(Unaudited)

Cash and cash equivalents	$15,494	$17,496
Notes receivable, net	-	50,863
Total Current Assets	15,494	68,359

Property and equipment, net	886	-
TOTAL ASSETS	$16,380	$68,359

LIABILITIES AND STOCKHOLDERS’ EQUITY

Account payable	$5,000	$-
Deferred revenue	3,200	3,400
Total Current Liability	8,200	3,400

Shareholder loans	54,000	71,000
Total Noncurrent Liabilities	54,000	71,000
Total liabilities	$62,200	$74,400

STOCKHOLDERS’ EQUITY(DEFICIT):
Preferred stock ($0.001 par value, 20,000,000 shares authorized; no share issued and outstanding as of December 31 and March 31, 2021)	$-	$-
Class A common stock ($0.001 par value, 100,000,000 shares authorized, 29,995,000 shares issued and outstanding as of December 31 and March 31, 2021)	29,995	29,995
Additional Paid in Capital	160,230	160,230
Accumulated Deficit	(236,045)	(196,266)
Total Stockholders’ Deficit	(45,820)	(6,041)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,380	$68,359

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Revenue	$1,400	$1,600	$5,000	$2,000
Cost of revenue	500	500	1,100	800
Gross Profit	900	1,100	3,900	1,200

Operating Expenses

General and administrative expenses	20,210	13,820	45,253	66,439

Total Operating Expenses	20,210	13,820	45,253	66,439

Other income
Interest income	-	882	1,574	4,564
Other income	-	-	-	1,000
Total other income, net	-	882	1,574	5,564

Net loss	$(19,310)	$(11,838)	$(39,779)	$(59,675)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	29,995,000	29,995,000	29,995,000	29,995,000

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Class A Common Shares	Class A Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2021	29,995,000	$29,995	$160,230	$(196,266)	(6,041)
Net loss	-	-	-	(39,779)	(39,779)

Balances, December 31, 2021	29,995,000	$29,995	$160,230	$(236,045)	$(45,820)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2020	29,995,000	$29,995	$160,230	$(129,754)	$60,471
Net loss	-	-	-	(59,675)	(59,675)

Balances, December 31, 2020	29,995,000	$29,995	$160,230	$(189,429)	$796

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended December 31, 2021	For the nine months ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,779)	$(59,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	64	-
Changes in assets and liabilities
Accrued interest income on note receivable	(1,574)	-
Account payable	5,000	-
Deferred revenue	(200)	5,200
Net cash used in operating activities	(36,489)	(54,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from collection of notes receivables	52,437	20,000
Purchase of property and equipment	(950)	-
Net cash provided by investing activities	51,487	20,000

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to shareholder loan	(17,000)
Net cash provided by financing activities	(17,000)	-

Net increase (decrease) in Cash	(2,002)	(34,475)

Cash at beginning of period:	17,496	61,471
Cash at end of period:	$15,494	$26,996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest expense	$—	$—
Tax expense	$—	—

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Achison Inc, the Company, incorporated in the State of New York on December 29, 2014.

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

Revenue recognition

The Company generates revenue primarily by delivering advertisement at our website: www.Dazhong368.com for local businesses. Revenues are recognized when control of the promised goods or services is transferred to our customers, and the collectibility of an amount that we expect in exchange for those goods or services is probable. Sales and other similar taxes are excluded from revenues. Revenue is recognized when advertisement is displayed in our website each month during the contract term.

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

In August 2019, the Company borrowed $71,000 from the President of the Company, bearing no interest and due in December 2021. During the three months ended December 31, 2021, the Company repaid $17,000 to the President of the Company. As of December 31, 2021, the balance was $54,000. On December 29, 2021, the Company and our President entered into the first amendment for the loan balance and both agreed to extend the maturity date to December 31, 2022.

NOTE 5 – NOTES RECEIVABLE

During the year ended March 31, 2020, the Company loaned to Northern Ifurniture Inc in the amount of $70,000 bearing 7% interest rate and due on December 2, 2020. On June 26, 2020, Northern Ifurniture Inc. repaid note receivable to the Company in the amount of $20,000. On December 1, 2020, the Company approved to extend the maturity date to June 30, 2021, and then to September 30, 2021. During the three months ended December 31, 2021, the Company received the outstanding loan balance in full. For the nine months ended December 31, 2021 and 2020, $1,574 and $4,564 interest income associated with the loan were recognized, respectively.

NOTE 6 – DEFERRED REVENUE

Deferred revenue represented advances received from the customers for advertisement service hosted at the Company’s website: www.Dazhong368.com.

	Nine Months ended December 31,
	2021	2020
Beginning balance	3,400	-
Additions	4,800	7,200
Recognized revenue	(5,000)	(2,000)
Ending balance	3,200	5,200

NOTE 7 – SHAREHOLDER EQUITY

On October 11, 2021, the Company amended its article with New York State to increase the authorized Class A common shares with a par value of $0.001 to 100,000,000 shares, and to add 20,000,000 shares of preferred stock with a par value of $0.001.

NOTE 8 – SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through the date the financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Results of Operation for the three months ended December 31, 2021 and 2020

The Company generated revenue in the amount of $1,400 and $1,600, respectively. During the three months ended December 31, 2021 and 2020, the Company incurred operating expenses of $20,210 and $13,820, respectively. The increase was due to the increase in professional fee for the three months ended December 31, 2021, compared with the same period of last year. For the three months ended December 31, 2021 and 2020, our net loss was $19,310 and $11,838, respectively. The decrease in net loss was mainly due to the increase in operating expenses for the three months ended December 31, 2021, compared to 2020.

Results of Operation for the nine months ended December 31, 2021 and 2020

During the nine months ended December 31, 2021 and 2020, the Company generated revenue in the amount of $5,000 and $2,000, respectively. During the nine months ended December 31, 2021 and 2020, the Company incurred operating expenses of $45,253 and $66,439, respectively. The decrease was due to the decrease in professional fees for the nine months ended December 31, 2021, compared with the same period of last year. For the nine months ended December 31, 2021 and 2020, our net loss was $39,779 and $59,675, respectively. The decrease in net loss was mainly decrease in operating expenses after offset with the increase in revenue for the nine months ended December 31, 2021, compared to 2020.

Equity and Capital Resources

As of December 31, 2021, we had an accumulated deficit of $236,045. As of December 31, 2021, we had cash of $15,494 and working capital of $7,294.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACHISON INC

Date: February 7, 2022	/s/ Dingshan Zhang
Dingshan Zhang, President
(Principal Executive Officer)

Date: February 7, 2022	/s/ Dingshan Zhang
Dingshan Zhang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

