Form 10-K
period 2022-03-31
Achison Inc
filed 2022-06-28
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

The aggregate market value of the voting and non-voting shares of the Company’s Class A common stock held by non-affiliates based on the last sale of the Class A Common Stock on September 30, 2021, was $7,170.

Number of shares outstanding of each of the issuer’s classes of common stock on June 24, 2022: Class A Common Stock: 29,995,000.

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

Prior to the change of the management team, the Company was engaging in holding or trading securities in the US market, trading spot silver in Singapore’s market as well as to trade whisky in the UK market. The Company has changed its focus to operate online advertising business through www.dazhong368.com (the “Website”) in the New York area.

The Website was established by Mr. Zhang in 2014 which is mainly focused on customers in the Greater New York area. The Website advertises different markets for professional individuals or companies including real estate, services, accounting, legal and so forth. We charge certain fees from these advertisements posted on our Website. The Company expects to generate revenue from the online advertising business and we also seek other profitable business at the same time.

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

Products and Services

Our current services will focus on the website development, maintenance and online business advertisement. Meanwhile, we will also search for different business opportunities to be acquired by the Company.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There has only been limited trading for the Company’s Class A common stock since it began trading on October 19, 2021. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of our shareholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

On June 3, 2021, our Class A common stock was listed for quotation on the OTC Markets under the symbol “ACHN”. The OTC Markets is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The OTC Markets securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock.

On June 24, 2022, the closing price of our Class A common stock reported on the OTC Markets was $0.25 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTC Markets.

Year 2021	Low	High
June 3 through June 30, 2021	$0.01	$0.01
July 1 through September 30, 2021	$0.01	$0.01
October 1 through December 31, 2021	$0.01	$0.52

Year 2022	Low	High
January 1 through March 31, 2022	$0.20	$0.51
April 1 through June 24, 2022	$0.20	$0.41

Holders

There are approximately 37 holders of the Company’s Class A Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

Common Stock Currently Outstanding

As of June 24, 2022, 29,995,000 shares of Class A common stock were issued and outstanding.

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

Transfer Agent

Dynamic Stock Transfer, Inc., 45 W. Easy Street, Suite 28, Simi Valley, CA 93065 is the registrar and transfer agent for the Company’s common stock.

Recent Sales of Unregistered Securities

None.

Additional Information

We are a reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and cash flows for the years ended March 31, 2022 and 2021, and financial conditions as of March 31, 2022, and 2021 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Overview

Achison Inc. (the “Company”) was incorporated under the laws of the State of New York on December 29, 2014.

On July 1, 2019, Lansdale Inc, the principal stockholder of the Company (“Seller”) and controlled by the Company’s prior President, Mr. Wanjun Xie, entered into a Stock Purchase Agreement (the “Agreement”) with Dazhong 368 Inc, (the “Buyer”), pursuant to which, a total of 9,000,000 shares of Class A common stock of the Company were transferred to the Buyer, representing approximately 90% of the Company’s issued and outstanding shares of Class A common stock, resulting in a change of the control of the Company. Mr. Dingshan Zhang was appointed as the President and CEO of the Company at the same date.

Prior to the change of the management team, the Company was engaging in holding or trading securities in the US market, trading spot silver in Singapore’s market as well as to trade whisky in the UK market. The Company has changed its focus to operate online advertising business through www.dazhong368.com (the “Website”) in the New York area.

The Website was established by Mr. Zhang in 2014 which is mainly focused on customers in the Greater New York area. The Website advertises different markets for professional individuals or companies including real estate, services, accounting, legal and so forth. We charge certain fees from these advertisements posted on our Website. The Company expects to generate revenue from the online advertising business and we also seek other profitable business at the same time.

Results of Operation for the years ended March 31, 2022 and 2021

During the years ended March 31, 2022 and 2021, the Company generated revenue in the amount of $7,400 and $3,800, respectively. The increase was mainly due to our online advertising business formally launched in the second half of year 2020. During the years ended March 31, 2022 and 2021, the Company incurred operating expenses of $51,310 and $75,939, respectively. The decrease was mainly due to the decrease in professional fees. For the years ended March 31, 2022 and 2021, our net loss was $43,436 and $66,512, respectively. The decrease in net loss was mainly due to the decrease in operating expenses for the years ended March 31, 2022, compared to 2021, partially offset by the increase in revenue.

Equity and Capital Resources

As of March 31, 2022, we had an accumulated deficit of $239,702. As of March 31, 2022, we had cash of $14,269 and negative working capital of $50,331, compared to cash of $17,496 and a negative working capital of $6,041 on March 31, 2021. The decrease in the working capital was primarily due to cash used to pay for operating expenses.

Going Concern Assessment

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically cash outflow from operating activities, operating losses, accumulated deficit and other adverse key financial ratios.

Management’s plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations and execute the business plan of the Company in order to meet its operating needs on a timely basis. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures and other requirements.

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

ACHISON INC

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Achison Inc

Flushing, NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Achison Inc (the “Company”) as of March 31, 2022 and 2021, the related statements of operation, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/Simon & Edward, LLP

We have served as the Company’s auditor since 2021.

Rowland Heights, CA

June 28, 2022

ACHISON INC

BALANCE SHEETS

AS OF MARCH 31, 2022 AND 2021

	As of March 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$14,269	$17,496
Notes receivable	-	50,863
Total current assets	14,269	68,359

Furniture, net	854	-
TOTAL ASSETS	$15,123	$68,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Contract liabilities	$5,600	$3,400
Loan from a shareholder	59,000	71,000
Total current liabilities	64,600	74,400

TOTAL LIABILITIES	64,600	74,400

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
Preferred stock, $0.001 par value, 20,000,000 authorized, no share issued and outstanding	$-	$-
Class A Common stock, $0.001 par value,100,000,000 authorized, 29,995,000 shares issued and outstanding	29,995	29,995
Additional paid-in capital	160,230	160,230
Accumulated deficit	(239,702)	(196,266)
TOTAL STOCKHOLDERS’ DEFICIT	(49,477)	(6,041)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,123	$68,359

The accompanying notes are part of these financial statements.

ACHISON INC

STATEMENTS OF OPERATION

	Years Ended March 31,
	2022	2021

Revenue	$7,400	$3,800
Cost of Revenue	1,100	800
Gross profit	6,300	3,000

Operating expenses:
General and administrative expenses	51,310	75,939
Total operating expenses	51,310	75,939

Loss from operation	(45,010)	(72,939)

Other income (expenses):
Interest income	1,574	5,427
Other income	-	1,000
Total other income, net	1,574	6,427

Loss before income tax	(43,436)	(66,512)
Income tax expense	-	-

Net loss	$(43,436)	$(66,512)

Weighted average shares outstanding:
Basic and diluted	29,995,000	29,995,000

Earning (loss) per share attributable to common parent’s shareholders:
Basic and diluted	$(0.001)	$(0.002)

The accompanying notes are part of these financial statements.

ACHISON INC

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2020	-	$-	29,995,000	$29,995	$160,230	$(129,754)	$60,471

Net loss	-	-	-	-	-	(66,512)	(66,512)

Balance March 31, 2021	-	$-	29,995,000	$29,995	$160,230	$(196,266)	$(6,041)

Net loss	-	-	-	-	-	(43,436)	(43,436)

Balance March 31, 2022	-	$-	29,995,000	$29,995	$160,230	$(239,702)	$(49,477)

The accompanying notes are part of these financial statements.

ACHISON INC

STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(43,436)	$(66,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	96	-
Changes in operating assets and liabilities:
Accrued interest income on note receivable	-	(863)
Contract liabilities	2,200	3,400
Net cash used in operating activities	(41,140)	(63,975)

Cash flows from investing activities:
Purchase of property and equipment	(950)	-
Repayment for note receivable	50,863	20,000
Net cash provided by financing activities	49,913	20,000

Cash flows from financing activities:
New borrowing from shareholder	5,000	-
Repayment of shareholder loan	(17,000)	-
Net cash used in financing activities	(12,000)	-

Net decrease in cash	(3,227)	(43,975)

Cash, beginning balance	17,496	61,471
Cash, ending balance	$14,269	$17,496

SUPPLEMENTARY DISCLOSURE:

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are part of these financial statements.

ACHISON INC

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Achison Inc. (the “Company”) was incorporated under the laws of the State of New York on December 29, 2014.

On July 1, 2019, Lansdale Inc, the principal stockholder of the Company (“Seller”) and controlled by the Company’s prior President, Mr. Wanjun Xie, entered into a Stock Purchase Agreement (the “Agreement”) with Dazhong 368 Inc, (the “Buyer”), pursuant to which, a total of 9,000,000 shares of Class A common stock of the Company were transferred to the Buyer, representing approximately 90% of the Company’s issued and outstanding shares of Class A common stock, resulting in a change of the control of the Company. Mr. Dingshan Zhang was appointed as the President and CEO of the Company at the same date. The Company currently engages in internet advertising through www.dazhong368.com (the “Website”) in the New York area and we also seek other profitable business at the same time.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles used in the United States of America. The financial statements are presented in US dollar, which is the Company’s functional currency.

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, bank deposits, and highly liquid investments with maturities of three months or less at the date of origination.

Intangible assets, net

The Company’s intangible asset with definite useful lives consists of a website. The Company typically amortizes its intangible asset with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives. The Company estimate the useful lives of the website is 10 years.

The website – www.Dazhong368.com (the “Website”) was acquired from an entity under common control by issuing 10 million shares of Class A common stock in September 2019, and the zero carry value of the website at the related party’s book was transferred for the assets purchase. As of March 31, 2022 and 2021, the Company had nil intangible assets.

Impairment of Long-Lived and Intangible Assets in

Management reviews long-lived assets and certain identifiable intangible assets with finite lives for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, “Intangibles — Goodwill and Other,” or more often if there are indications of possible impairment.

The analysis to determine whether or not an asset is impaired requires significant judgment that is dependent on internal forecasts, including estimated future cash flows, estimates of long-term growth rates for our business, the expected life over which cash flows will be realized and assumed royalty and discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge. While the fair value of these assets exceeds their carrying value based on management’s current estimates and assumptions, materially different estimates and assumptions in the future in response to changing economic conditions, changes in the business, increased competition or loss of market share, product innovation or obsolescence, product claims that result in a significant loss of sales or profitability over the product life or for other reasons could result in the recognition of impairment losses.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company determines revenue recognition by applying the following steps: 1) identification of the contract, or contracts, with a customer; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when, or as, we satisfy a performance obligation.

Advertising revenue is generated by displaying advertising products on our Website. The Company recognizes revenue from the display of impression-based advertisements in the contracted period in which the impressions are displayed. Impressions are considered delivered when an advertisement is displayed to the Website visitors. In general, the Company presents advertising revenue on a gross basis, since the Company controls the advertising inventory before it is transferred to its customers. Control of advertisement inventory is evidenced by the Company’s sole ability to monetize the advertising inventory before it is transferred to our customers. Pricing for our services is generally a fixed amount at monthly level and is typically due within 30 days upon signing the contract with customers. Unsatisfied performance obligations under advertising contracts are recorded as contract liabilities.

Income Taxes

The Company records income tax expense using the asset-and-liability method of accounting for deferred income taxes. Under this method, deferred taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the statements of operations.

Earnings Per Share

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

As of March 31, 2022 and 2021, the Company does not have any potentially dilutive instrument.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which could result in a loss to the Company which will be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies arising from legal proceedings pending against the Company or unasserted claims that may rise from such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable a material loss will be incurred and the amount of the loss can be reasonably estimated, then the estimated loss is accrued in the Company’s financial statements. If the assessment indicates a material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Fair Value Measurements

Fair value accounting establishes a framework for measuring fair value and expands disclosure about fair value measurements. Fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company’s financial instruments consisted of cash, note receivables, accounts payable, contract liability and loan from a shareholder. The estimated fair value of those balances approximate its carrying amount due to the short maturity of these instruments.

Recent Accounting Pronouncements

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies (SRCs) as defined by the SEC. ASU No. 2016-13 is effective for SRCs for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial position and results of operations.

There were other updates recently issued. The management does not believe that other than disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the year ended March 31, 2022, the Company incurred a net loss of $43,436. The Company had an accumulated deficit of $239,702 as of March 31, 2022 and negative working capital of $50,331. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – NOTE RECEIVABLE

During the year ended March 31, 2020, the Company loaned to Northern Ifurniture Inc in the amount of $70,000, which bears an interest rate at 7% per annum with a maturity on December 2, 2020. On June 25, 2020, Northern Ifurniture Inc. repaid note receivable to the Company in the amount of $20,000. On December 1, 2020, the Company approved to extend the maturity date to June 30, 2021, and then on June 29, 2021, the Company approved the second amendment and extended the maturity date to September 30, 2021. In September 2021, the note receivable was repaid in its entirety.

As of March 31, 2022 and 2021, the outstanding principal and accrued interest income due from Northern Ifurniture Inc. were nil and $50,863, respectively. For the years ended March 31, 2022 and 2021, the interest income were nil and $5,427, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Lease

The Company has been provided office space by its President at no cost. The management determined that such cost is immaterial and did not recognize the rent expense in its financial statements.

Loan

In August 2019, the Company borrowed $71,000 from the President of the Company, which bears no interest with a maturity in December 2021. During the year ended March 31, 2022, the Company repaid $17,000 to the President of the Company after borrowed $5,000 more fund in May 2021. On December 29, 2021, the Company and our President entered into the first amendment to extend the maturity date to December 31, 2022.

As of March 31, 2022 and 2021, the outstanding balance of shareholder loan was $59,000 and $71,000, respectively.

NOTE 6 – CONTRACT LIABILITIES

Contract liabilities represent payments received in advance of performance under the contract for the unsatisfied performance obligation and are realized when the associated revenue is recognized under the advertising contracts. As of March 31, 2022 and 2021, contract liabilities were $5,600 and $3,400, respectively.

NOTE 7 – SHAREHOLDER EQUITY

On October 11, 2021, the Company amended its article with New York State to increase the authorized Class A common shares with a par value of $0.001 to 100,000,000 shares, and to add 20,000,000 shares of preferred stock with a par value of $0.001.

NOTE 8 – INCOME TAX

As of March 31, 2021 and 2020, the Company has incurred an accumulated net loss of approximately $239,702 and $196,266 which resulted in a net operating loss for income tax purposes. NOLs can carry forward indefinitely up to offset 80 percent of taxable income after CARES Act effect on December 31, 2017. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

Reconciliation of income tax provision and the accounting profit multiplied by U.S. federal income tax rate for the years ended March 31, 2022 and 2021:

	Years Ended March 31,
	2022	2021
Loss at 21% and 7.5% Federal and State statutory tax rate	$(11,945)	$(18,291)

Increase (decrease) in income taxes resulting from:
Net operating loss carry forward	-	-
Change in valuation allowance	11,945	18,291
	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2022 through the date the financial statements were available to be issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the year ended March 31, 2022.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of March 31, 2022 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2022. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Dingshan Zhang	57	President, CEO, CFO and Director	2019

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

Item 11. Executive Compensation

During the three years ended March 31, 2022, 2021 and 2020, no salaries were paid to any officers or directors.

Executive compensation during the three years ended March 31, 2022, 2021 and 2020 were as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dingshan Zhang	2022	-	-	-	-	-	-	-	-

Chief Executive Officer / Chief Financial Officer Chief	2021	-	-	-	-	-	-	-	-

Executive Officer / Chief Financial Officer	2020	-	-	-	-	-	-	-	-

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of March 31, 2022.

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

Item 12. Security ownership of certain beneficial owners and management

The following table sets forth, as of June 24, 2022, the number and percentage of our outstanding shares of Class A common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding Class A common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Our Class A common stock beneficially owned and percentage ownership was based on 29,995,000 shares outstanding on June 24, 2022.

Title of Class	Name and Address Of Beneficial Owner	Position	Amount and Nature Of Beneficial Ownership		Percent Of Class(1)

Class A Common Stock	Sophia 33 Inc. 135-22 Northern Blvd 2nd FL Flushing, NY, 11354 (2)	-	10,065,500		33.56%
Class A Common Stock	Dazhong 368 Inc. 135-22 Northern Blvd 2nd FL Flushing, NY, 11354 (3)	-	19,150,000		63.84%
Class A Common Stock	Dingshan Zhang 135-22 Northern Blvd., 2nd Fl. Flushing, NY 11354	President, CEO, CFO and Director	29,278,000	(4)	97.61%
Class A Common Stock	All Officers and Directors As a Group (1 person)		29,278,000		97.61%

(1)	Based upon 29,995,000 shares outstanding as of June 24, 2022.
(2)	Mr. Dingshang Zhang owns 100% shares of Sophia 33 Inc.
(3)	Mr. Dingshan Zhang owns 100% shares of Dazhong 368 Inc.
(4)	Including 10,065,500 shares owned by Sophia 33 Inc., 19,150,000 owned by Dazhong 368 Inc. and 62,500 shares owned by Mr. Dingshan Zhang.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has been provided office space by its President at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

In August 2019, the Company borrowed $71,000 from the President of the Company, which bears no interest with a maturity in December 2021. During the year ended March 31, 2022, the Company repaid $17,000 to the President of the Company after borrowed $5,000 more fund in May 2021. On December 29, 2021, the Company and our President entered into the first amendment to extend the maturity date to December 31, 2022.

As of March 31, 2022 and 2021, the outstanding balance of shareholder loan was $59,000 and $71,000, respectively.

Item 14. Principal Accounting Fees and Services

During 2022 and 2021, Simon & Edward, LLP and B F Borgers CPA PC, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the consolidated financial statements of the Company for the period ended March 31, 2022, as contained in this Report, are estimated and included for the fiscal year ended March 31, 2022.

	Years ended March 31,
	2022	2021

Audit Fees - B F Borgers CPA PC	$4,000	$16,000
Audit Fees – Simon & Edward, LLP	15,000
Audit-Related Fees	$-	$-
All Other Fees	$1,000	$1,370
Total Fees	$20,000	$17,370

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with Simon & Edward, LLP independence as our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 2, 2016)

3.2 *	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 2, 2016)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2016.

** Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of June, 2022.

ACHISON INC

By:	/s/ Dingshan Zhang
Dingshan Zhang, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

Dated: June 28, 2022	By:	/s/ Dingshan Zhang
Dingshan Zhang
President (Principal Executive Officer), CFO, Sec. and Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 2, 2016)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 2, 2016)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2016.

**	Filed herewith

