Form 10-Q
period 2022-06-30
Achison Inc
filed 2022-08-15
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2021, the registrant had 29,995,000 shares of Class A common stock outstanding.

1

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACHISON INC

ACHISON INC

BALANCE SHEET

	June 30,	March 31,
	2022	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,439	$14,269
Total current assets	1,439	14,269

Property and equipment, net	775	854
TOTAL ASSETS	$2,214	$15,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Contract liabilities	$3,200	$5,600
Loan from a shareholder	61,000	59,000
Accrued expense	8,596	-
Total current liabilities	72,796	64,600

TOTAL LIABILITIES	72,796	64,600

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
Preferred stock: $0.001 par value, 20,000,000 shares authorized; no share issued and outstanding	-	-
Class A Common stock, $0.001 par value, 100,000,000 authorized, 29,995,000 shares issued and outstanding	29,995	29,995
Additional paid-in capital	160,230	160,230
Accumulated deficit	(260,807)	(239,702)
TOTAL STOCKHOLDERS’ DEFICIT	(70,582)	(49,477)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,214	$15,123

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 31,
	2022	2021

Revenue	$2,400	$1,800
Gross profit	2,400	1,800

Operating expenses:
General and administrative	23,505	16,211
Total operating expenses	23,505	16,211

Loss from operations	(21,105)	(14,411)

Other income (expenses):
Interest income	-	873
Total other income, net	-	873

Loss before income tax	(21,105)	(13,538)
Income tax expense	-	-

Net loss	$(21,105)	$(13,538)

Weighted average shares outstanding:
Basic and diluted	29,995,000	29,995,000

Loss per share attributable to common parent’s shareholders:
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, March 31, 2022	-	$-	29,995,000	$29,995	$160,230	$(239,702)	$(49,477)
Net loss	-	$-	-	-	-	(21,105)	(21,105)
Balances, June 30, 2022	-	$-	29,995,000	$29,995	$160,230	$(239,702)	$(70,582)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2021	-	$-	29,995,000	$29,995	$160,230	$(196,266)	$(6,041)
Net loss	-	$-	-	-	-	(13,538)	(13,538)
Balances, June 30, 2021	-	$-	29,995,000	$29,995	$160,230	$(209,804)	$(19,579)

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,105)	$(13,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	79	-
Changes in assets and liabilities:
Accrued expense	8,596	-
Accrued interest income on note receivable	-	(873)
Deferred Revenue	(2,400)	(1,800)
Net cash used in operating activities	(14,830)	(16,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of shareholder loan	2,000	-
Net cash provided by financing activities	2,000	-

Net decrease in cash	(12,830)	(16,211)
Cash at beginning of period:	14,629	17,496
Cash at end of period:	$1,439	$1,285

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are part of these unaudited condensed financial statements.

ACHISON INC

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Prior to July of 2019 the Company primarily engaged in trading spot gold and silver in Singapore Markets, crypto currency and US equity stocks. The Company currently engages only in internet advertising through www.dazhong368.com (the “Website”) in the New York area and has plans to seek other profitable business at the same time.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on June 28, 2022 (“2021 Form 10-K.”)

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

Advertising revenue is generated by displaying advertising products on the Website. The Company recognizes revenue from the display of impression-based advertisements in the contracted period in which the impressions are delivered. Impressions are considered delivered when an advertisement is displayed to users. In general, the Company presents advertising revenue on a gross basis, since the Company controls the advertising inventory before it is transferred to its customers. Control of advertisement inventory is evidenced by the Company’s sole ability to monetize the advertising inventory before it is transferred to our customers. Pricing for our services is generally a fixed amount and is typically due within 30 days upon signing the contract with customers. Unsatisfied performance obligations under advertising contracts are recorded as contract liabilities.

Accounting Standards Issued but Not Yet Adopted

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended June 30, 2022, the Company incurred a net loss of $21,105. The Company had an accumulated deficit of $260,807 as of June 30, 2022 and negative working capital of $71,357. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Lease

The Company has been provided office space by its President at no cost. The management determined that such cost is immaterial and did not recognize the rent expense in its financial statements.

Loan

In August 2019, the Company borrowed $71,000 from the President of the Company, which bears no interest with a maturity in December 2021. During the year ended March 31, 2022, the Company repaid $17,000 to the President of the Company after the Company borrowed $5,000 in May 2021. On December 29, 2021, the Company and our President entered into the first amendment to extend the maturity date to December 31, 2022.

In June 2022, the Company borrowed $2,000 from the President of the Company, which bears no interest with a same maturity date at December 31, 2022. As of June 30, 2022 and March 31, 2022, the outstanding balance of shareholder loan was $61,000 and $59,000, respectively.

NOTE 5 – INCOME TAX

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For the three months ended June 30, 2022 and March 31, 2022, the Company has incurred a net loss before tax of $21,105 and $43,436, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of June 30, 2022 and March 31, 2022, deferred tax assets resulted from NOLs of approximately $31,323 and $11,945, which was fully off-set by valuation allowance reserved.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2022 through the date the financial statements were available to be issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the three months ended June 30, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

Overview

Achison Inc. (the “Company”) was incorporated under the laws of the State of New York on December 29, 2014.

On July 1, 2019, Lansdale Inc, the principal stockholder of the Company (“Seller”) and controlled by the Company’s prior President, Mr. Wanjun Xie, entered into a Stock Purchase Agreement (the “Agreement”) with Dazhong 368 Inc, (the “Buyer”), pursuant to which, a total of 9,000,000 shares of Class A common stock of the Company were transferred to the Buyer, representing approximately 90% of the Company’s issued and outstanding shares of Class A common stock on July 1, 2019 which also results in a change of the control of the Company. Mr. Dingshan Zhang was appointed as the President and CEO of the Company at the same date.

Prior to July of 2019 the Company primarily engaged in trading spot gold and silver in Singapore Markets, crypto currency and US equity stocks. Currently, the Company currently engages only in internet advertising through www.dazhong368.com (the “Website”) in the New York area and has plans to seek other profitable business at the same time.

Results of Operation for the three months ended June 30, 2022 and 2021

During the three months ended June 30, 2022 and 2021, the Company generated revenue in the amount of $2,400 and $1,800, respectively. The increase was mainly due to our growing online advertising business formally launched in the second half of year 2020. During the three months ended June 30, 2022 and 2021, the Company incurred operating expenses of $23,505 and $16,211, respectively. The increase was mainly due to the increase in professional fees. For the three months ended June 30, 2022 and 2021, our net loss was $21,105 and $13,538, respectively. The increase in net loss was mainly due to the increase in operating expenses for the three months ended June 30, 2022 compared to 2021, partially offset by the increase in revenue.

Equity and Capital Resources

As of June 30, 2022, we had an accumulated deficit of $260,807. As of June 30, 2022, we had cash of $1,439 and negative working capital of $71,357, compared to cash of $14,269 and a negative working capital of $50,331 on March 31, 2022. The decrease in the working capital was primarily due to cash used to pay for operating expenses. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of June 30, 2022 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACHISON INC

Date: August 15, 2022	/s/ Dingshan Zhang
Dingshan Zhang, President
(Principal Executive Officer)

Date: August 15, 2022	/s/ Dingshan Zhang
Dingshan Zhang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

