Form 10-Q
period 2022-09-30
Achison Inc
filed 2022-11-14
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

(917) 470-5393

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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

As of November 11, 2022, the registrant had 29,995,000 shares of Class A common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACHISON INC

ACHISON INC.

BALANCE SHEETS

	September 30,	March 31,
	2022	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,301	$14,269
Total current assets	1,301	14,269

Furniture, net	697	854
TOTAL ASSETS	$1,998	$15,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Contract liabilities	$3,200	$5,600
Loan from a shareholder	70,900	59,000
Total current liabilities	74,100	64,600

TOTAL LIABILITIES	74,100	64,600

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
Preferred stock: $0.001 par value, 20,000,000 shares authorized; no share issued and outstanding	-	-
Class A Common stock, $0.001 par value, 100,000,000 authorized, 29,995,000 shares issued and outstanding as of September 30, 2022 and March 31, 2022	29,995	29,995
Additional paid-in capital	160,230	160,230
Accumulated deficit	(262,327)	(239,702)
TOTAL STOCKHOLDERS’ DEFICIT	(72,102)	(49,477)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,998	$15,123

The accompanying notes are an integral part of these financial statements

ACHISON INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$6,000	$1,800	$8,400	$3,600
Cost of Revenue	-	600	-	600
Gross profit	6,000	1,200	8,400	3,000

Operating expenses:
General and administrative	7,520	8,832	31,025	25,043
Total operating expenses	7,520	8,832	31,025	25,043

Loss from operations	(1,520)	(7,632)	(22,625)	(22,043)

Other income (expenses):
Interest income	-	701	-	1,574
Total other income (expenses), net	-	701	-	1,574

Loss before income tax	(1,520)	(6,931)	(22,625)	(20,469)
Income tax expense	-	-	-	-

Net Loss	$(1,520)	$(6,931)	$(22,625)	$(20,469)

Weighted average shares outstanding:
Basic and diluted	29,995,000	29,995,000	29,995,000	29,995,000

Loss per share attributable to common parent’s shareholders:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

ACHISON INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, March 31, 2022	-	$-	29,995,000	$29,995	$160,230	$(239,702)	$(49,477)
Net loss	-	-	-	-	-	(21,105)	(21,105)
Balance, June 30, 2022	-	-	29,995,000	29,995	160,230	(260,807)	(70,582)
Net loss	-	-	-	-	-	(1,520)	(1,520)
Balances, September 30, 2022	-	$-	29,995,000	$29,995	$160,230	$(262,327)	$(72,102)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2021	-	$-	29,995,000	$29,995	$160,230	$(196,266)	$(6,041)
Net loss	-	-	-	-	-	(13,538)	(13,538)
Balance, June 30, 2021	-	-	29,995,00	29,995	160,230	(209,804)	(19,579)
Net loss	-	-	-	-	-	(6,931)	(6,931)
Balances, September 30, 2021	-	$-	29,995,000	$29,995	$160,230	$(216,735)	$(26,510)

The accompanying notes are an integral part of these financial statements

ACHISON INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(22,625)	$(20,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	157	32
Changes in operating assets and liabilities:
Accrued interest income on note receivable	-	(1,574)
Contract liabilities	(2,400)	1,200
Net cash used in operating activities	(24,868)	(20,811)

Cash flows from financing activities:
Proceeds from collection of notes receivables	-	52,437
Purchase of property and equipment	-	(950)
Repayment of shareholder loan	11,900	-
Net cash provided by financing activities	11,900	51,487

Net (decrease) increase in cash	(12,968)	30,676
Cash at beginning of period:	14,269	17,496
Cash at end of period:	$1,301	$48,172

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income tax paid	$-	$-

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

The website - www.Dazhong368.com (the “Website”) was acquired from entities under common control by issuing 10 million shares of Class A common stock in September 2019, and the zero carry value of the website at the related party’s book was transferred for the assets purchase. As of September 30, 2022 and March 31, 2022, the Company had nil intangible assets.

Impairment of Long-Lived and Intangible Assets

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

As of September 30, 2022 and March 31, 2022, the Company does not have any potentially dilutive instrument.

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

The Company’s financial instruments consisted of cash, contract liability and loan from a shareholder. The estimated fair value of those balances approximate its carrying amount due to the short maturity of these instruments.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended September 30, 2022, the Company incurred a net loss of $22,625. The Company had an accumulated deficit of $262,327 as of September 30, 2022 and negative working capital of $72,799. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

From June to August 2022, the Company borrowed $11,900 in aggregate from the President of the Company, which bears no interest and is due on demand.

As of September 30, 2022 and March 31, 2022, the outstanding balance of shareholder loan was $70,900 and $59,000, respectively.

NOTE 5 – CONTRACT LIABILITIES

Contract liabilities include payments received in advance of performance under the contract and are realized when the associated revenue is recognized under the contract. As of September 30, 2022 and March 31, 2022, contract liabilities were $3,200 and $5,600, respectively.

NOTE 6 – INCOME TAX

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

For the six months ended September 30, 2022 and the year ended March 31, 2022, the Company has incurred a net loss before tax of $22,625 and $43,436, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of September 30, 2022 and March 31, 2022, deferred tax assets resulted from NOLs of approximately $37,637 and $31,323, which was fully off-set by valuation allowance reserved.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2022 through the date the financial statements were available to be issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the six months ended September 30, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

Results of Operation for the three months ended September 30, 2022 and 2021

During the three months ended September 30, 2022 and 2021, the Company generated revenue in the amount of $6,000 and $1,800, respectively. The increase was mainly due to our growing online advertising business formally launched in the second half of year 2020. During the three months ended September 30, 2022 and 2021, the Company incurred operating expenses of $7,520 and $8,832, respectively. The decrease was mainly due to the decreasing in professional fees. For the three months ended September 30, 2022 and 2021, our net loss was ($1,520) and ($6,931), respectively. The decrease in net loss was mainly due to the increase in our total revenues together with the decrease in our total operating expenses for the three months ended September 30, 2022 compared to 2021.

Results of Operation for the six months ended September 30, 2022 and 2021

During the six months ended September 30, 2022 and 2021, the Company generated revenue in the amount of $8,400 and $3,600, respectively. The increase was mainly due to our growing online advertising business formally launched in the second half of year 2020. During the six months ended September 30, 2022 and 2021, the Company incurred operating expenses of $31,025 and $25,043, respectively. The increase of operating expenses was mainly due to the increasing in the professional fees. For the six months ended September 30, 2022 and 2021, our net loss was $22,625 and $20,469, respectively. The increase in net loss was mainly due to the increase in operating expenses for the six months ended September 30, 2022, compared to 2021, partially offset by the increase of our total revenues.

Equity and Capital Resources

As of September 30, 2022, we had an accumulated deficit of $262,327. As of September 30, 2022, we had cash of $1,301 and negative working capital of $72,799, compared to cash of $14,269 and a negative working capital of $50,331 on March 31, 2022. The decrease in the working capital was primarily due to cash used to pay for operating expenses. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of September 30, 2022 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACHISON INC

Date: November 14, 2022	/s/ Dingshan Zhang
Dingshan Zhang, President
(Principal Executive Officer)

Date: November 14, 2022	/s/ Dingshan Zhang
Dingshan Zhang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

