Form 10-Q
period 2022-12-31
Achison Inc
filed 2023-02-13
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

N/A

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

As of February 12, 2023, the registrant had 29,995,000 shares of Class A common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACHISON INC

ACHISON INC.

BALANCE SHEETS

	December 31,	March 31,
	2022	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$901	$14,269
Prepaid expenses	506	-
Total current assets	1,407	14,269

Equipment, net	619	854
TOTAL ASSETS	$2,026	$15,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$600	$-
Loan from shareholder	76,300	59,000
Contract liabilities	4,000	5,600
Total current liabilities	80,900	64,600

TOTAL LIABILITIES	80,900	64,600

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
Class A common stock, $0.001 par value, 30,000,000 authorized, 29,995,000 shares issued and outstanding	29,995	29,995
Additional paid-in capital	160,230	160,230
Accumulated deficit	(269,099)	(239,702)
TOTAL STOCKHOLDERS’ DEFICIT	(78,874)	(49,477)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,026	$15,123

The accompanying notes are an integral part of these financial statements

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue	$4,000	$1,400	$12,400	$5,000
Cost of Revenue	-	500	-	1,100
Gross profit	4,000	900	12,400	3,900

Operating expenses:
Selling	-	-	-	-
General and administrative	10,772	20,210	41,797	45,253
Total operating expenses	10,772	20,210	41,797	45,253

Loss from operations	(6,772)	(19,310)	(29,397)	(41,353)

Other income (expenses):
Interest income	-	-	-	1,574
Total other income (expenses) , net	-	-	-	1,574

Income (loss) before income tax	(6,772)	(19,310)	(29,397)	(39,779)
Income tax expense	-	-	-	-

Net income (loss)	$(6,772)	$(19,310)	$(29,397)	$(39,779)

Weighted average shares outstanding:
Basic and Diluted	29,995,000	29,995,000	29,995,000	29,995,000

Earnings (loss) per share attributable to common parent’s shareholders:
Basic and Diluted	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements

ACHISON INC

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, March 31, 2022	-	$-	29,995,000	$29,995	$160,230	$(239,702)	$(49,477)
Net loss	-	-	-	-	-	(22,625)	(22,625)
Balances, September 30, 2022	-	$-	29,995,000	$29,995	$160,230	$(262,327)	$(72,102)
Net loss	-	-	-	-	-	(6,772)	(6,772)
Balances, December 31, 2022	-	$-	29,995,000	$29,995	$160,230	$(269,099)	$(78,874)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, March 31, 2021	-	$-	29,995,000	$29,995	$160,230	$(196,266)	$(6,041)
Net loss	-	-	-	-	-	(20,469)	(20,469)
Balances, September 30, 2021	-	$-	29,995,000	$29,995	$160,230	$(216,735)	$(26,510)
Net loss	-	-	-	-	-	(19,310)	(19,310)
Balances, December 31, 2021	-	$-	-	$-	$-	$(236,045)	$(45,820)

The accompanying notes are an integral part of these financial statements

ACHISON INC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(29,397)	$(39,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	236	64
Changes in operating assets and liabilities:
Prepaid expenses	(507)	-
Accrued interest income on note receivable	-	(1,574)
Accounts payable	600	5,000
Contract liabilities	(1,600)	(200)
Net cash used in operating activities	(30,669)	(36,489)

Cash flows from investing activities:
Purchase of property and equipment	-	(950)
Proceeds from collection of notes receivables	-	52,437
Net cash provided by investing activities	-	51,487

Cash flows from financing activities:
Proceeds from shareholder loan	17,300	-
Repayment of shareholder loan	-	(17,000)
Net cash provided by (used in) financing activities	17,300	(17,000)

Net decrease in cash and cash equivalents	(13,369)	(2,002)

Cash and cash equivalents, beginning balance	14,269	17,496
Cash and cash equivalents, ending balance	$900	$15,494

SUPPLEMENTARY DISCLOSURE:

Interest paid	$-	$-
Income tax paid	$-	$-

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

The website - www.Dazhong368.com (the “Website”) was acquired from entities under common control by issuing 10 million shares of Class A common stock in September 2019, and the zero carry value of the website at the related party’s book was transferred for the assets purchase. As of December 31, 2022 and March 31, 2022, the Company had nil intangible assets.

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

As of March 31, 2022 and December 31, 2022, the Company does not have any potentially dilutive instrument.

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

The Company’s financial instruments consisted of cash, accounts payable, contract liability and loan from a shareholder. The estimated fair value of those balances approximates its carrying amount due to the short maturity of these instruments.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the nine months ended December 31, 2022, the Company incurred a net loss of $29,397. The Company had an accumulated deficit of $269,099 as of December 31, 2022 and negative working capital of $79,493. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Loan from shareholder

In August 2019, the Company borrowed $71,000 from the President of the Company, which bears no interest with a maturity in December 2021. During the year ended March 31, 2022, the Company repaid $17,000 to the President of the Company after the Company borrowed $5,000 in May 2021. On December 29, 2022 and 2021, the Company and our President verbally amended the loan agreement and extend the maturity date to December 31, 2023.

During the three and nine months ended December 31, 2022, the Company borrowed additional $5,400 and $17,300 from the President of the Company to sustain its daily operation. As of December 31, 2022 and March 31, 2022, the outstanding balances of shareholder loan were $76,300 and 59,000, respectively.

NOTE 5 – CONTRACT LIABILITIES

Contract liabilities include payments received in advance of performance under the advertisement contracts and will be realized when the associated performance are performed, and revenue is recognized. As of December 31, 2022 and March 31, 2022, contract liabilities were $4,000 and $5,600, respectively.

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

Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of March 31, 2022 and December 31, 2022, deferred tax assets resulted from NOLs of approximately $31,323 and $39,778, which was fully off-set by valuation allowance reserved.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2022 through the date the financial statements were available to be issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the nine months ended December 31, 2022.

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

Results of Operation for the three months ended December 31, 2022 and 2021

During the three months ended December 31, 2022 and 2021, the Company generated revenue in the amount of $4,000 and $1,400, respectively. The increase was mainly due to our growing online advertising business. During the three months ended December 31, 2022 and 2021, the Company incurred operating expenses of $10,772 and $20,210, respectively. The decrease was mainly due to the decreasing in professional fees. For the three months ended December 31, 2022 and 2021, our net loss was ($6,772) and ($19,310), respectively. The decrease in net loss was mainly due to the increase in our total revenues together with the decrease in our total operating expenses for the three months ended December 31, 2022, compared to 2021.

Results of Operation for the nine months ended December 31, 2022 and 2021

During the nine months ended December 31, 2022 and 2021, the Company generated revenue in the amount of $12,400 and $5,000, respectively. The increase was mainly due to our growing online advertising business. During the nine months ended December 31, 2022 and 2021, the Company incurred operating expenses of $41,797 and $45,253, respectively. The decrease was due to the decrease in professional fee. For the nine months ended December 31, 2022 and 2021, our net loss was $29,397 and $39,779, respectively. The decrease in net loss was mainly due to the increase in sales and decrease in operating expenses for the nine months ended December 31, 2022, compared to 2021.

Equity and Capital Resources

As of December 31, 2022, we had an accumulated deficit of $269,099. As of December 31, 2022, we had cash of $901 and negative working capital of $79,493, compared to cash of $14,269 and a negative working capital of $50,331 on March 31, 2022. The decrease in the working capital was primarily due to cash used to pay for operating expenses. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of December 31, 2022 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACHISON INC

Date: February 13, 2023	/s/ Dingshan Zhang
Dingshan Zhang, President
(Principal Executive Officer)

Date: February 13, 2023	/s/ Dingshan Zhang
Dingshan Zhang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

