Form 10-K
period 2023-03-31
Antiaging Quantum Living Inc.
filed 2023-07-14
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-56157

Antiaging Quantum Living Inc.

(Exact name of small business issuer as specified in its charter)

New York	47-2643986
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1345 Avenue of the Americas 33rd Floor

New York, NY 10105

917-470-5393

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting shares of the Company’s Class A common stock held by non-affiliates based on the last sale of the Class A Common Stock on September 30, 2022, was $146,268.

Number of shares outstanding of each of the issuer’s classes of common stock on July 13, 2023: Class A Common Stock: 29,995,000.

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

PART I

Item 1. Business

History and Overview

Achison Inc, subsequently underwent a name change to Antiaging Quantum Living Inc (the “Company”) is a New York corporation formed on December 29, 2014. Our current principal executive office is located 1345 Avenue of the Americas, New York, New York, 10105. Tel: 917-470-5393

On July 1, 2019 Lansdale Inc, the principal stockholder of the Company (“Seller”) and controlled by the Company’s prior President, Mr. Wanjun Xie, entered into a Stock Purchase Agreement (the “Agreement”) with Dazhong 368 Inc, (the “Buyer”), pursuant to which, among other things, Seller agreed to sell to the Buyer, and the Buyer agreed to purchase from Seller, a total of 9,000,000 shares of Class A Common Stock of the Company of record and beneficially by Seller. The Purchased Shares represented approximately 90% of the Company’s issued and outstanding shares of Class A Common Stock, resulting in a change of the control of the Company. Mr. Dingshan Zhang was appointed as the President and CEO of the Company at the same date.

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

On April 10, 2023, Mr. Barry Wan acquired control of 29,215,000 restricted shares of common stock (the “Purchased Shares”) of Achison Inc. (the “Company”, “us”, “we” or “our”), representing approximately 97% of the Company’s total issued and outstanding common stock (the “Common Stock”) from Dazhong 368 Inc and Sophia 33 Inc, two New York corporations controlled by the Company’s then President, Chief Executive Officer and sole director, Dingshan Zhang pursuant to the terms of a Stock Purchase Agreement by and among the parties thereto (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Mr. Wan paid an aggregate purchase price of four hundred thousand dollars ($400,000.00) to Mr. Zhang in exchange for the Purchased Shares. The foregoing transaction resulted in a change of control of the Company, with Mr. Wan acquiring 97% of the Company’s outstanding Common Stock. Both before and after the transactions, the Company had 29,995,000 shares of its common stock outstanding.

In connection with the transaction, on April 10, 2023, Mr. Dingshan Zhang resigned from all positions he held with the Company. On April 10, 2023, Ms. Jing Wan was appointed by our majority shareholder as our Chief Executive Officer, Chief Financial Officer, President and Director. The Company plans to continue its existing operations through its website at www.dazhong368.com, which, since 2014, has provided online advertising to different individuals or companies operating in real estate, accounting, legal and other professional services in the New York City area. Its revenues are generated from advertising fees.

As of June 14, 2023, Antiaging Quantum Living Inc. became the new name for the Company.

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

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company owns no real estate. We maintained our corporate office at 135-22 Northern Blvd, 2nd Fl, Flushing, NY. Tel: 917-470-5393 before May 31, 2023. We currently maintain our corporate office at 1345 Avenue of the Americas 33rd Floor, New York, NY 10105 Tel: 917-470-5393. The President of the Company provides the office space at no cost.

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

On June 09, 2023, the closing price of our Class A common stock reported on the OTC Markets was $0.85 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTC Markets.

Year 2022	Low	High
January 1 through March 31, 2022	$0.20	$0.51
April 1 through June 30, 2022	$0.20	$0.41
July 1 through September 30, 2022	$0.20	$0.25
October 1 through December 31, 2022	$0.20	$0.21

Year 2023	Low	High
January 1 through March 31, 2023	$0.12	$0.29
April 1 through June 09, 2023	$0.18	$0.85

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

Common Stock Currently Outstanding

As of June 30, 2023, 29,995,000 shares of Class A common stock were issued and outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and cash flows for the years ended March 31, 2023 and 2022, and financial conditions as of March 31, 2023, and 2022 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

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

On April 10, 2023, New Lite Ventures LLC, a New York company 100% controlled by Mr. Barry Wan, acquired control of 29,215,000 restricted shares of common stock (the “Purchased Shares”) of Achison Inc. (the “Company”, “us”, “we” or “our”), representing approximately 97% of the Company’s total issued and outstanding common stock (the “Common Stock”) from Dazhong 368 Inc and Sophia 33 Inc, two New York corporations controlled by the Company’s then President, Chief Executive Officer and sole director, Dingshan Zhang pursuant to the terms of a Stock Purchase Agreement by and among the parties thereto (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Mr. Wan paid an aggregate purchase price of four hundred thousand dollars ($400,000.00) to Mr. Zhang in exchange for the Purchased Shares. The foregoing transaction resulted in a change of control of the Company, with Mr. Wan acquiring 97% of the Company’s outstanding Common Stock. Both before and after the transactions, the Company had 29,995,000 shares of its common stock outstanding.

In connection with the transaction, on April 10, 2023, Mr. Dingshan Zhang resigned from all positions he held with the Company. On April 10, 2023, Ms. Jing Wan was appointed by our majority shareholder as our Chief Executive Officer, Chief Financial Officer, President and Director, and then resigned on June 16, 2023. On June 16, 2023, Mr. Barry Wan was appointed by our board as our Chief Executive Officer, Chief Financial Officer, President and a Director. The Company plans to continue its existing operations through its website at www.dazhong368.com, which, since 2014, has provided online advertising to different individuals or companies operating in real estate, accounting, legal and other professional services in the New York City area. Its revenues are generated from advertising fees.

As of June 14, 2023, Antiaging Quantum Living Inc. became the new name for the Company.

Results of Operation for the years ended March 31, 2023 and 2022

During the years ended March 31, 2023 and 2022, the Company generated revenue in the amount of $13,600 and $7,400, respectively. The increase was mainly due to our online advertising business formally launched in the second half of year 2020. During the years ended March 31, 2023 and 2022, the Company incurred operating expenses of $50,230 and $51,310, respectively. The decrease was mainly due to the decrease in professional fees. For the years ended March 31, 2023 and 2022, our net loss was $36,630 and $43,436, respectively. The decrease in net loss was mainly due to the increase in revenue for the years ended March 31, 2023 compared to 2022.

Equity and Capital Resources

As of March 31, 2023, we had an accumulated deficit of $276,332. As of March 31, 2023, we had cash of $354 and negative working capital of $86,647, compared to cash of $14,269 and a negative working capital of $50,331 on March 31, 2022. The decrease in the working capital was primarily due to cash used to pay for operating expenses.

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

ANTIAGING QUANTUM LIVING INC (FKA: ACHISON INC)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Antiaging Quantum Living Inc (FKA: Achison Inc)

Flushing, NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Antiaging Quantum Living Inc (FKA: Achison Inc) (the “Company”) as of March 31, 2023 and 2022, the related statements of operation, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2022.

Rowland Heights, CA

July 14, 2023

ANTIAGING QUANTUM LIVING INC (FKA: ACHISON INC)

BALANCE SHEETS

AS OF MARCH 31, 2023 AND 2022

	As of March 31,
	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$354	$14,269
Total current assets	354	14,269

Furniture, net	540	854
TOTAL ASSETS	$894	$15,123

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$901	$-
Contract liabilities	2,800	5,600
Loan from a shareholder	83,300	59,000
Total current liabilities	87,001	64,600

TOTAL LIABILITIES	87,001	64,600

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS DEFICIT
Preferred stock, $0.001 par value, 20,000,000 authorized, no share issued and outstanding	$-	$-
Class A Common stock, $0.001 par value,100,000,000 authorized, 29,995,000 shares issued and outstanding	29,995	29,995
Additional paid-in capital	160,230	160,230
Accumulated deficit	(276,332)	(239,702)
TOTAL STOCKHOLDERS’ DEFICIT	(86,107)	(49,477)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$894	$15,123

The accompanying notes are part of these financial statements.

ANTIAGING QUANTUM LIVING INC (FKA: ACHISON INC)

STATEMENTS OF OPERATION

	Years Ended March 31,
	2023	2022

Revenue	$13,600	$7,400
Cost of Revenue	-	1,100
Gross profit	13,600	6,300

Operating expenses:
General and administrative expenses	50,230	51,310
Total operating expenses	50,230	51,310

Loss from operation	(36,630)	(45,010)

Other income:
Interest income	-	1,574
Total other income	-	1,574

Loss before income tax	(36,630)	(43,436)
Income tax expense	-	-

Net loss	$(36,630)	$(43,436)

Weighted average shares outstanding:
Basic and diluted	29,995,000	29,995,000

Loss per share attributable to common parent’s shareholders:
Basic and diluted	$(0.001)	$(0.001)

The accompanying notes are part of these financial statements.

ANTIAGING QUANTUM LIVING INC (FKA: ACHISON INC)

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2021	-	$-	29,995,000	$29,995	$160,230	$(196,266)	$(6,041)

Net loss	-	-	-	-	-	(43,436)	(43,436)

Balance March 31, 2022	-	$-	29,995,000	$29,995	$160,230	$(239,702)	$(49,477)

Net loss	-	-	-	-	-	(36,630)	(36,630)

Balance March 31, 2023	-	$-	29,995,000	$29,995	$160,230	$(276,332)	$(86,107)

The accompanying notes are part of these financial statements.

ANTIAGING QUANTUM LIVING INC (FKA: ACHISON INC)

STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(36,630)	$(43,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	314	96
Changes in operating assets and liabilities:
Accounts payable	901	-
Contract liabilities	(2,800)	2,200
Net cash used in operating activities	(38,215)	(41,140)

Cash flows from investing activities:
Purchase of property and equipment	-	(950)
Repayment for note receivable	-	50,863
Net cash provided by investing activities	-	49,913

Cash flows from financing activities:
New borrowing from shareholder	24,300	5,000
Repayment of shareholder loan	-	(17,000)
Net cash used in financing activities	24,300	(12,000)

Net decrease in cash	(13,915)	(3,227)

Cash, beginning balance	14,269	17,496
Cash, ending balance	$354	$14,269

SUPPLEMENTARY DISCLOSURE:

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are part of these financial statements.

ANTIAGING QUANTUM LIVING INC (FKA: ACHISON INC)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Antiaging Quantum Living Inc. (FKA: Achison Inc.) (the “Company”, “us”, “we” or “our”) was incorporated under the laws of the State of New York on December 29, 2014.

On July 1, 2019, Lansdale Inc, the principal stockholder of the Company (“Seller”) and controlled by the Company’s former President, Mr. Wanjun Xie, entered into a Stock Purchase Agreement (the “Agreement”) with Dazhong 368 Inc, (the “Buyer”), pursuant to which, a total of 9,000,000 shares of Class A common stock of the Company were transferred to the Buyer, representing approximately 90% of the Company’s issued and outstanding shares of Class A common stock, resulting in a change of the control of the Company. Mr. Dingshan Zhang was appointed as the President and CEO of the Company at the same date. The Company currently engages in internet advertising through www.dazhong368.com (the “Website”) in the New York area.

On April 10, 2023, Mr. Barry Wan acquired control of 29,215,000 restricted shares of common stock (the “Purchased Shares”) of Achison Inc., representing approximately 97% of the Company’s total issued and outstanding common stock (the “Common Stock”) from Dazhong 368 Inc and Sophia 33 Inc, two New York corporations controlled by the Company’s then President, Chief Executive Officer and sole director, Dingshan Zhang (the former President) pursuant to the terms of a Stock Purchase Agreement by and among the parties thereto (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement (“SPA”), Mr. Wan paid an aggregate purchase price of four hundred thousand dollars ($400,000.00) to Mr. Zhang in exchange for the Purchased Shares. The foregoing transaction resulted in a change of control of the Company, with Mr. Wan acquiring 97% of the Company’s outstanding Common Stock held through New Lite Ventures LLC, a New York LLC. Both before and after the transactions, the Company had 29,995,000 shares of its common stock outstanding.

In connection with the transaction, on April 10, 2023, Mr. Dingshan Zhang resigned from all positions he held with the Company. On April 10, 2023, Ms. Jing Wan was appointed by our majority shareholder as our Chief Executive Officer, Chief Financial Officer, President and Director. On June 16, 2023, Mr. Barry Wan consented to act as the new CEO and CFO after Ms. Jing Wan resigned. The Company was renamed as Antiaging Quantum Living Inc. on June 14, 2023 by the new management.

The Company plans to continue its existing operations through its website at www.dazhong368.com, which, since 2014, has provided online advertising to different individuals or companies operating in real estate, accounting, legal and other professional services in the New York City area. Its revenues are generated from advertising fees.

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

The website – www.Dazhong368.com (the “Website”) was acquired from an entity under common control by issuing 10 million shares of Class A common stock in September 2019, and the $nil carry value of the website at the related party’s book was transferred for the assets purchase. As of March 31, 2023 and 2022, the Company had $nil intangible assets.

Impairment of Long-Lived and Intangible Assets

Management reviews long-lived assets and certain identifiable intangible assets with finite lives for impairment in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, Intangibles — Goodwill and Other, or more often if there are indications of possible impairment.

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

Advertising revenue is generated by displaying advertising products on our website. The Company recognizes revenue from the display of impression-based advertisements in the contracted period in which the impressions are displayed. Impressions are considered delivered when an advertisement is displayed to the Website visitors. In general, the Company presents advertising revenue on a gross basis, since the Company controls the advertising inventory before it is transferred to its customers. Control of advertisement inventory is evidenced by the Company’s sole ability to monetize the advertising inventory before it is transferred to our customers. Pricing for our services is generally a fixed amount at a monthly level and is typically due within 30 days upon signing the contract with customers. Unsatisfied performance obligations under advertising contracts are recorded as contract liabilities.

Income Taxes

The Company records income tax expenses using the asset-and-liability method of accounting for deferred income taxes. Under this method, deferred taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

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

As of March 31, 2023 and 2022, the Company does not have any potentially dilutive instrument.

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

The Company’s financial instruments consisted of cash, accounts payable, contract liabilities and loan from a shareholder. The estimated fair value of those balances approximates the carrying amount due to the short maturity of these instruments.

Recent Accounting Pronouncements

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies (SRCs) as defined by the SEC. ASU No. 2016-13 is effective for SRCs for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 on its financial position and results of operations as of April 1, 2023, with no material impact.

There were other updates recently issued. The management does not believe that other than the disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the year ended March 31, 2023, the Company incurred a net loss of $36,630. The Company had an accumulated deficit of $276,332 as of March 31, 2023 and negative working capital of $86,647. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – NOTE RECEIVABLE

During the year ended March 31, 2020, the Company loaned to Northern Ifurniture Inc in the amount of $70,000, which bears an interest rate at 7% per annum with a maturity on December 2, 2020. On June 25, 2020, Northern Ifurniture Inc. repaid note receivable to the Company in the amount of $20,000. On December 1, 2020, the Company approved to extend the maturity date to June 30, 2021, and then on June 29, 2021, the Company approved the second amendment and extended the maturity date to September 30, 2021. In September 2021, the note receivable was repaid in its entirety. For the years ended March 31, 2023 and 2022, the interest income were $nil and $1,574, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Lease

The Company has been provided office space by its former President – Mr. Zhang at no cost. The management determined that such cost is immaterial and did not recognize the rent expense in its financial statements.

Loan

In August 2019, the Company borrowed $71,000 from the President of the Company, which bears no interest with a maturity in December 2021. During the year ended March 31, 2022, the Company repaid $17,000 to the President of the Company after borrowed $5,000 more fund in May 2021. On December 29, 2022 and 2021, the Company and our former President verbally amended the loan agreement and extend the maturity date to December 31, 2023 and 2022, respectively. During the year ended March 31, 2023, the Company received additional loan of $24,300 from the former President.

As of March 31, 2023 and 2022, the outstanding balance of shareholder loan was $83,300 and $59,000, respectively. Upon consummated the change of control resulted from the SPA entered on April 10, 2023, $83,300 shareholder loan was waived by the former President of the Company in its entirety.

NOTE 6 – CONTRACT LIABILITIES

Contract liabilities represent payments received in advance of performance under the contract for the unsatisfied performance obligation and are realized when the associated revenue is recognized under the advertising contracts. As of March 31, 2023 and 2022, contract liabilities were $2,800 and $5,600, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY

On October 11, 2021, the Company amended its article with New York State to increase the authorized Class A common shares with a par value of $0.001 to 100,000,000 shares, and to add 20,000,000 shares of preferred stock with a par value of $0.001.

NOTE 8 – INCOME TAX

As of March 31, 2023 and 2022, the Company has incurred an accumulated net loss of approximately $276,332 and $239,702 which resulted in a net operating loss for income tax purposes. NOLs can carry forward indefinitely up to offset 80 percent of taxable income after CARES Act effect on December 31, 2017. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

Reconciliation of income tax provision and the accounting profit multiplied by U.S. federal income tax rate for the years ended March 31, 2023 and 2022:

	Years Ended March 31,
	2023	2022
Loss at 21% and 7.5% Federal and State statutory tax rate	$(29,122)	$(11,945)

Increase (decrease) in income taxes resulting from:
Net operating loss carry forward	-	-
Change in valuation allowance	29,122	11,945
	$-	$-

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these financial statements and no subsequent events were noted except the ones disclosed under Note 1 and Note 5.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of March 31, 2023 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2023. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Dingshan Zhang (1)	58	President, CEO, CFO and Director (Resigned in April 2023)	2019
Jing Wan (2)	34	President, CEO, CFO and Director (Appointed in April 2023 and resigned in June 2023)	2023
Barry Wan (3)	51	President, CEO, CFO and Director (Appointed in June 2023)	2023

(1)	Mr. Zhang resigned as Director, President, CEO and CFO of the Company on April 10, 2023.
(2)	Ms. Wan was appointed as a Director, President, CEO and CFO of the Company on April 10, 2023, and then resigned on June 16, 2023.
(3)	Mr. Wan was appointed as a Director, President, CEO and CFO of the Company on June 16, 2023.

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

Jing Wan has been the Manager of Your Vanity Realty, a Real Estate company with offices in New York and Shanghai from January 2020 to President. From October 2016 to December 2019, Ms. Wan was a Marketing Associate at Douglas Elliman, a Real Estate Company in New York. From March 2015 to August 2016, Ms. Wan was a Marketing Associate at Greenland US Holding, a New York-based subsidiary of Greenland Holding Group, which develops residential and commercial properties in more than 30 countries. From February 2014 to March 2015, Ms. Wan was the Marketing & PR Manager for Menusifu, a software company based in New York that offers a Cloud-based Restaurant POS system. From September 2013 to February 2014, Ms. Wan was the Senior Merchant Consultant at Universal Processing, a credit card processing company located in New York. has a US Accounting Professional Certificate, a Bachelor of Arts in English Language and Literature and Bachelor of Economics from China Agricultural University (2012), a Bachelor of Science, Agribusiness and Management from Purdue University (2012) and a Master of Business Administration, Marketing/Strategy from New York University – Leonard N. Stern School of Business (2021).

Mr. Barry Wan obtained a Bachelor of Science in Mechanical Engineering from The Hefei University of Technology, followed by a Master’s degree from Queens College, the City University of New York.

Mr. Wan is a seasoned entrepreneur who has made significant contributions to the science and technology, real estate, and insurance sectors in both the United States and China. In the 2000s, he successfully established multiple companies in the U.S., including REMAX People Realty, where he served as the founder and CEO. Under his leadership, REMAX People Realty has become one of the leading real estate brokerage firms in New York City.

In the 2010s, Mr. Wan expanded his entrepreneurial endeavors into China. Mr. Wan founded Ymall, an innovative ecommerce 2.0 platform catering to both online and physical retailers. Additionally, he established Anti-Age Dr. and Tai Bao Global Ecological NewWealth.

Furthermore, Mr. Wan has also contributed his expertise as a Strategy Consultant for Renmi (Hangzhou) Network Technology Co., Ltd. and held the esteemed position of Executive Chairman at the China Real Estate Chamber of Commerce.

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

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Jing Wang, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors, we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Item 11. Executive Compensation

During the three years ended March 31, 2023, 2022 and 2021, no salaries were paid to any officers or directors.

Executive compensation during the three years ended March 31, 2023, 2022 and 2021 were as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dingshan Zhang (1)	2023	-	-	-	-	-	-	-	-

	2022	-	-	-	-	-	-	-	-

Chief Executive Officer / Chief Financial Officer	2021	-	-	-	-	-	-	-	-

Jing Wan, Chief Executive Officer / Chief Financial Officer (2)	2023	-	-	-	-	-	-	-	-

Barry Wan, Chief Executive Officer / Chief Financial Officer (3)	2023	-	-	-	-	-	-	-	-

(1)	Mr. Zhang resigned as Director, President, CEO and CFO of the Company on April 10, 2023.
(2)	Ms. Wan was appointed as a Director, President, CEO and CFO of the Company on April 10, 2023, and then resigned on June 16, 2023.
(3)	Mr. Wan was appointed as a Director, President, CEO and CFO of the Company on June 16, 2023.

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of March 31, 2023.

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

Item 12. Security ownership of certain beneficial owners and management

The following table sets forth, as of June 30, 2023, the number and percentage of our outstanding shares of Class A common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding Class A common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Our Class A common stock beneficially owned and percentage ownership was based on 29,995,000 shares outstanding on June 30, 2023.

Title of Class	Name and Address Of Beneficial Owner	Position	Amount and Nature Of Beneficial Ownership		Percent Of Class(1)

Class A Common Stock	Dingshan Zhang 135-22 Northern Blvd., 2nd Fl Flushing, NY 11354 (2)	CEO, CFO and Director (Until April 10, 2023)	62,500		0.21%
Class A Common Stock	Jing Wan, 1345 Avenue of the Americas 33rd Floor, New York, NY 10105 (3)	CEO, CFO and Director (From April 10, 2023 to June 16, 2023)	-		-
Class A Common Stock	Barry Wan 1345 Avenue of the Americas 33rd Floor, New York, NY 10105 (4)	CEO, CFO and Director	29,215,000	(5)	97.40%
Class A Common Stock	New Lite Ventures LLC 1345 Avenue of the Americas 33rd Floor, New York, NY 10105 (6)	-	29,215,000		97.40%
Class A Common Stock	All Officers and Directors As a Group (1 person)		29,215,000		97.40%

(1)	Based upon 29,995,000 shares outstanding as of June 30, 2023.
(2)	Mr. Zhang resigned as a Director, President, CEO and CFO of the Company on April 10, 2023.
(3)	Ms. Wan was appointed as a Director, President, CEO and CFO of the Company on April 10, 2023, and then resigned on June 16, 2023.
(4)	Mr. Wan was appointed as a Director, President, CEO and CFO of the Company on June 16, 2023.
(5)	Including 29,215,000 shares owned by New Lite Ventures LLC. Mr. Barry Wan owns 100% shares of New Lite Ventures LLC.
(6)	Mr. Barry Wan owns 100% shares of New Lite Ventures LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Lease

The Company has been provided office space by its former President – Mr. Zhang at no cost. The management determined that such cost is immaterial and did not recognize the rent expense in its financial statements.

Loan

In August 2019, the Company borrowed $71,000 from the President of the Company, which bears no interest with a maturity in December 2021. During the year ended March 31, 2022, the Company repaid $17,000 to the President of the Company after borrowed $5,000 more fund in May 2021. On December 29, 2022 and 2021, the Company and our former President verbally amended the loan agreement and extend the maturity date to December 31, 2023 and 2022, respectively. During the year ended March 31, 2023, the Company received additional loan of $24,300 from the former President.

As of March 31, 2023 and 2022, the outstanding balance of shareholder loan was $83,300 and $59,000, respectively. Upon consummated the change of control resulted from the SPA entered on April 10, 2023, $83,300 shareholder loan was waived by the former President of the Company in its entirety.

Item 14. Principal Accounting Fees and Services

During 2023 and 2022, Simon & Edward, LLP and B F Borgers CPA PC, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended March 31, 2023 as contained in this Report, are estimated and included for the fiscal year ended March 31, 202.

	Years ended March 31,
	2023	2022

Audit Fees - B F Borgers CPA PC	$-	$4,000
Audit Fees – Simon & Edward, LLP	14,596	15,000
Audit-Related Fees	$-	$-
All Other Fees	$1000	$1,000
Total Fees	$15,596	$20,000

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

* Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2016.

** Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of July, 2023

Antiaging Quantum Living Inc.

By:	/s/ Barry Wan
Barry Wan, President
Chief Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

Dated: July 14, 2023	By:	/s/ Barry Wan
Barry Wan
CEO, CFO, Sec. and Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 2, 2016)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 2, 2016)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2016.

**	Filed herewith

