Form 10-Q
period 2023-06-30
Antiaging Quantum Living Inc.
filed 2023-08-21
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-56157

Antiaging Quantum Living Inc.

(Exact name of registrant as specified in its charter)

New York	47-2643986
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

133-27 39th Ave Ths #PH2A

Flushing, NY 11354

(Address of Principal Executive Offices) (Zip Code)

(929) 527-5382

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

As of August 14, 2023, the registrant had 29,995,000 shares of Class A common stock outstanding.

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

Unless expressly indicated or the context requires otherwise, the terms “Antiaging,” “company,” “we,” “us,” and “our” in this document refer to Antiaging Quantum Living Inc, a New York corporation.

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTIAGING QUANTUM LIVING INC

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

BALANCE SHEETS

	June 30,	March 31,
	2023	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,324	$354
Prepaid expense	738	-
Total current assets	35,062	354

Equipment, net	462	540
TOTAL ASSETS	$35,524	$894

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$4,302	$901
Loan from shareholders	62,156	83,300
Contract liabilities	1,600	2,800
Total current liabilities	68,058	87,001

TOTAL LIABILITIES	68,058	87,001

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Class A common stock, $0.001 par value, 30,000,000 authorized, 29,995,000 shares issued and outstanding	29,995	29,995
Additional paid-in capital	243,530	160,230
Accumulated deficit	(306,059)	(276,332)
TOTAL STOCKHOLDERS’ DEFICIT	(32,534)	(86,107)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$35,524	$894

The accompanying notes are an integral part of these financial statements

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended
	June 30,
	2023	2022
Revenue	$1,200	$2,400
Gross profit	1,200	2,400

Operating expenses:
General and administrative	30,927	23,505
Total operating expenses	30,927	23,505

Loss from operations	(29,727)	(21,105)

Loss before income tax	(29,727)	(21,105)
Income tax expense	-	-

Net income (loss)	$(29,727)	$(21,105)

Weighted average shares outstanding:
Basic and Diluted	29,995,000	29,995,000

Loss per share attributable to common stockholders:
Basic and Diluted	$(0.001)	$(0.001)

The accompanying notes are an integral part of these financial statements

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, March 31, 2023	29,995,000	$29,995	$160,230	$(276,332)	$(86,107)
Shareholder loan cancellation	-	-	83,300	-	83,300
Net loss	-	-	-	(29,727)	(29,727)
Balances, June 30, 2023	29,995,000	$29,995	$243,530	$(306,509)	$(32,534)

	Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, March 31, 2022	29,995,000	$29,995	$160,230	$(239,702)	$(49,477)
Net loss	-	-	-	(21,105)	(21,105)
Balances, June 30, 2022	29,995,000	$29,995	$160,230	$(260,807)	$(70,582)

The accompanying notes are an integral part of these financial statements

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(29,727)	$(21,105)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	78	79
Changes in operating assets and liabilities:
Prepaid expense	(738)	-
Accrued liabilities	3,401	8,596
Contract liabilities	(1,200)	(2,400)
Net cash used in operating activities	(28,186)	(14,830)

Cash flows from financing activities:
Proceeds from shareholder loan	62,156	2,000
Net cash provided by financing activities	62,156	2,000

Net increase (decrease) in cash and cash equivalents	33,970	(12,830)

Cash and cash equivalents, beginning balance	354	14,269
Cash and cash equivalents, ending balance	$34,324	$1,439

SUPPLEMENTARY DISCLOSURE:

Interest paid	$-	$-
Income tax paid	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

Related party debt forgiven as additional paid-in capital	$83,300	$-

The accompanying notes are an integral part of these financial statements

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

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

On April 10, 2023, Mr. Barry Wan acquired control of 29,215,000 restricted shares of common stock (the “Purchased Shares”) of the Company, representing approximately 97% of the Company’s total issued and outstanding common stock (the “Common Stock”) from Dazhong 368 Inc and Sophia 33 Inc, two New York corporations controlled by the Company’s then President, Chief Executive Officer and sole director, Dingshan Zhang (the former President) pursuant to the terms of a Stock Purchase Agreement by and among the parties thereto (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement (“SPA”), Mr. Wan paid an aggregate purchase price of four hundred thousand dollars ($400,000.00) to Mr. Zhang in exchange for the Purchased Shares. The foregoing transaction resulted in a change of control of the Company, with Mr. Wan acquiring 97% of the Company’s outstanding Common Stock held through New Lite Ventures LLC, a New York LLC. Both before and after the transactions, the Company had 29,995,000 shares of its common stock outstanding.

In connection with the transaction, on April 10, 2023, Mr. Dingshan Zhang resigned from all positions he held with the Company. On April 10, 2023, Ms. Jing Wan was appointed by our majority shareholder as our Chief Executive Officer, Chief Financial Officer, President and Director. On June 16, 2023, Mr. Barry Wan consented to act as the new CEO and CFO after Ms. Jing Wan resigned. The Company was renamed as Antiaging Quantum Living Inc on June 14, 2023 by the new management.

The change in control with respect to the Company is to better reflect its new business direction, with the intention of acquiring businesses involved in healthcare management and insurance services.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on July 14, 2023 (“2023 Form 10-K.”)

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

As of June 30, 2023 and March 31, 2023, the Company does not have any potentially dilutive instrument.

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

The Company’s financial instruments consisted of cash, accounts payable, contract liabilities and loan from shareholders. The estimated fair value of those balances approximates the carrying amount due to the short maturity of these instruments.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $306,059 as of June 30, 2023 and negative working capital of $32,996. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Loan from shareholders

In August 2019, the Company borrowed $71,000 from the former President of the Company, which bears no interest with a maturity in December 2021. During the year ended March 31, 2022, the Company repaid $17,000 to the former President of the Company after the Company borrowed $5,000 in May 2021. On December 29, 2022 and 2021, the Company and our former President verbally amended the loan agreement and extend the maturity date to December 31, 2023. During the year ended March 31, 2023, the Company received additional loan of $24,300 from its former President, Mr. Dingshan Zhang. Upon consummated the change of control resulted from the SPA entered on April 10, 2023, $83,300 shareholder loan was waived by Mr. Zhang in its entirety, which was recognized as an equity transaction with the shareholder.

During the three months ended June 30, 2022, the Company received advances in the total amount of $62,156 from our President for working capital purpose. The loan is unsecured, non-interest-bearing and due on demand.

NOTE 5 – CONTRACT LIABILITIES

Contract liabilities represent payments received in advance of performance under the contract for the unsatisfied performance obligation and are realized when the associated revenue is recognized under the advertising contracts. As of June 30, 2023 and March 31, 2023, contract liabilities were $1,600 and $2,800, respectively.

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

Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of June 30, 2023 and March 31, 2023, deferred tax assets resulted from NOLs of approximately $54,000 and $69,000, which was fully off-set by valuation allowance reserved.

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company is authorized to issued 30,000,000 shares of Class A common stock.

On August 19, 2019, the Company amended its article with New York State to increase the authorized Class A common shares with a par value of $0.001 to 30,000,000 shares.

On October 11, 2021, the Company amended its article with New York State to change the authorized Class A common shares with a par value of $0.001 to 100,000,000 shares; and to increase the authorized preferred shares with par value $0.001 to 20,000,000 shares.

On March 28, 2023, the Company amended its article with New York State to change the authorized common shares with a par value of $0.001 to 30,000,000 shares, no preferred shares.

During the three months ended June 30, 2023, shareholder loan of $83,300 was forgiven by our former President and recorded as additional paid-in capital.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2023 through the date the financial statements were issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the three months ended June 30, 2023.

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

On April 10, 2023, Mr. Barry Wan acquired control of 29,215,000 restricted shares of common stock (the “Purchased Shares”) of the Company, representing approximately 97% of the Company’s total issued and outstanding common stock (the “Common Stock”) from Dazhong 368 Inc and Sophia 33 Inc, two New York corporations controlled by the Company’s then President, Chief Executive Officer and sole director, Dingshan Zhang (the former President) pursuant to the terms of a Stock Purchase Agreement by and among the parties thereto (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement (“SPA”), Mr. Wan paid an aggregate purchase price of four hundred thousand dollars ($400,000.00) to Mr. Zhang in exchange for the Purchased Shares. The foregoing transaction resulted in a change of control of the Company, with Mr. Wan acquiring 97% of the Company’s outstanding Common Stock held through New Lite Ventures LLC, a New York LLC. Both before and after the transactions, the Company had 29,995,000 shares of its common stock outstanding.

In connection with the transaction, on April 10, 2023, Mr. Dingshan Zhang resigned from all positions he held with the Company. On April 10, 2023, Ms. Jing Wan was appointed by our majority shareholder as our Chief Executive Officer, Chief Financial Officer, President and Director. On June 16, 2023, Mr. Barry Wan consented to act as the new CEO and CFO after Ms. Jing Wan resigned. The Company was renamed as Antiaging Quantum Living Inc on June 14, 2023 by the new management.

The change in control with respect to the Company is to better reflect its new business direction, with the intention of acquiring businesses involved in healthcare management and insurance services.

Results of Operation for the three months ended June 30, 2023 and 2022

During the three months ended June 30, 2023 and 2022, the Company generated revenue in the amount of $1,200 and $2,400, respectively. During the three months ended June 30, 2023 and 2022, the Company incurred operating expenses of $30,927 and $23,505, respectively. The increase was mainly due to the increase in donation expense. For the three months ended June 30, 2023, our net loss was $29,727 comparing to a net loss of $21,105 for the three months ended June 30, 2022. The increase in net loss is mainly due to the increased operating expenses.

Equity and Capital Resources

As of June 30, 2023, we had an accumulated deficit of $306,059. As of June 30, 2023, we had cash of $34,324 and negative working capital of $32,996, compared to cash of $354 and a negative working capital of $86,647 as of March 31, 2023. The increase in the working capital was primarily due to advances from the Present and the loan forgiveness by the former President which was partially offset by cash used to pay for operating expenses. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of June 30, 2023 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ANTIAGING QUANTUM LIVING INC

Date: August 18, 2023	/s/ Barry Wan
Barry Wan, Chief Executive Officer

Date: August 18, 2023	/s/ Barry Wan
Barry Wan, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

