Form 10-Q
period 2023-09-30
Antiaging Quantum Living Inc.
filed 2023-11-14
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, the registrant had 29,995,000 shares of Class A common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Except for historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this quarterly report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this quarterly report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTIAGING QUANTUM LIVING INC

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

BALANCE SHEETS

	September 30,	March 31,
	2023	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$55,034	$354
Advance to suppliers	27,554	-
Total current assets	82,588	354

Equipment, net	383	540
TOTAL ASSETS	$82,971	$894

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$10,918	$901
Loan from shareholders	115,335	83,300
Advances from customers	13,630	-
Contract liabilities	-	2,800
Total current liabilities	139,883	87,001

TOTAL LIABILITIES	139,883	87,001

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Class A common stock, $0.001 par value, 30,000,000 authorized, 29,995,000 shares issued and outstanding	29,995	29,995
Additional paid-in capital	243,530	160,230
Accumulated deficit	(330,437)	(276,332)
TOTAL STOCKHOLDERS’ DEFICIT	(56,912)	(86,107)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$82,971	$894

The accompanying notes are an integral part of these financial statements

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$-	$6,000	$1,200	$8,400

Operating expenses:
General and administrative	24,378	7,520	55,305	31,025
Total operating expenses	24,378	7,520	55,305	31,025

Loss from operations	(24,378)	(1,520)	(54,105)	(22,625)

Loss before income tax	(24,378)	(1,520)	(54,105)	(22,625)
Income tax expense	-	-	-	-

Net loss	$(24,378)	$(1,520)	$(54,105)	$(22,625)

Weighted average shares outstanding:
Basic and Diluted	29,995,000	29,995,000	29,995,000	29,995,000

Loss per share attributable to common parent’s shareholders:
Basic and Diluted	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, March 31, 2023	29,995,000	$29,995	$160,230	$(276,332)	$(86,107)
Shareholder loan cancellation	-	-	83,300	-	83,300
Net loss	-	-	-	(29,727)	(29,727)
Balances, June 30, 2023	29,995,000	$29,995	$243,530	$(306,059)	$(32,534)
Net loss	-	-	-	(24,378)	(24,378)
Balances, September 30, 2023	29,995,000	$29,995	$243,530	$(330,437)	$(56,912)

	Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, March 31, 2022	29,995,000	$29,995	$160,230	$(239,702)	$(49,477)
Net loss	-	-	-	(21,105)	(21,105)
Balances, June 30, 2022	29,995,000	$29,995	$160,230	$(260,807)	$(70,582)
Net loss	-	-	-	(1,520)	(1,520)
Balances, September 30, 2022	29,995,000	$29,995	$160,230	$(262,327)	$(72,102)

The accompanying notes are an integral part of these financial statements

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(54,105)	$(22,625)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	157	157
Changes in operating assets and liabilities:
Advance to suppliers	(27,554)	-
Accounts payable and accrued liabilities	10,017	-
Advances from customers	13,630	-
Contract liabilities	(2,800)	(2,400)
Net cash used in operating activities	(60,655)	(24,868)

Cash flows from financing activities:
Proceeds from shareholder loan	115,335	11,900
Net cash provided by financing activities	115,335	11,900

Net increase (decrease) in cash and cash equivalents	54,680	(12,968)

Cash and cash equivalents, beginning balance	354	14,269
Cash and cash equivalents, ending balance	$55,034	$1,301

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

Related party debt forgiven as additional paid-in capital	$83,300	$-

The accompanying notes are an integral part of these financial statements

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Antiaging Quantum Living Inc. (FKA: Achison Inc.) (the “Company”, “us”, “we” or “our”) was incorporated under the laws of the State of New York on December 29, 2014.

On July 1, 2019, Lansdale Inc, the principal stockholder of the Company (“Seller”) an entity controlled by the Company’s former President, Mr. Wanjun Xie, entered into a Stock Purchase Agreement (the “Agreement”) with Dazhong 368 Inc, (the “Buyer”), pursuant to which, a total of 9,000,000 shares of Class A common stock of the Company were transferred to the Buyer, representing approximately 90% of the Company’s issued and outstanding shares of Class A common stock, resulting in a change of the control of the Company. Mr. Dingshan Zhang was appointed as the President and CEO of the Company at the same date.

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

Advances to Suppliers

The Company occasionally makes advances to suppliers to secure future deliveries of goods or services. These advances are recorded as assets on the balance sheet and are recognized as inventory when the related goods are received or as expenses when the related services are received. These advances primarily relate to the purchase of inventory goods to be sold.

The Company periodically reviews the recoverability of advances to suppliers and establishes allowances for potential losses when necessary.

Customer Advances

The Company records customer advances as liabilities when consideration is received in advance of the transfer of goods. These advances are recognized as revenue when the performance obligations associated with the advance are satisfied. These advances relate to the advance payment for orders of goods placed by the customers.

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

Online advertising

The Company operates an online advertising platform that connects advertisers with publishers to display digital advertisements.

For the Company, revenue recognition occurs upon the following events: when a customer places an order, payment is received, and the advertisement is delivered and viewable to the end-user with no other terms and conditions.

Sales of goods

The Company operates a mobile application (“App”) through which it sells health and beauty products to customers.

For the Company, revenue recognition occurs upon the following events: when a customer places an order, payment is received, and the goods are delivered to the customer. Provisions are made for estimated sales returns based on historical return rates and experience which are immaterial.

The Company has not generated any revenues from sales of goods to date.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses primarily consist of costs related to sales and marketing activities, administrative functions, and certain start-up costs.

Selling expenses include, but are not limited to, sales commissions, advertising costs, shipping and handling expenses, and costs associated with trade shows and promotional events. General and administrative expenses encompass salaries and benefits of employees not directly involved in production, rent, utilities, office supplies, legal and professional fees, other overhead costs, and certain start-up costs.

Start-up costs represent expenses associated with the establishment of new operations, including activities such as market research, product development, and initial marketing efforts.

The Company recognizes these expenses as incurred, consistently matching with the revenues generated.

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

As of September 30, 2023 and March 31, 2023, the Company does not have any potentially dilutive instrument.

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

Credit Losses on Financial Instruments

The Company recognizes credit losses on financial instruments in accordance with Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses. The Company uses the Current Expected Credit Losses (CECL) model to estimate credit losses on financial assets measured at amortized cost, as well as certain off-balance sheet credit exposures.

Under the CECL model, the estimation of credit losses involves significant judgment and estimation uncertainty. Management exercises its judgment based on historical loss experience, current economic conditions, and reasonable and supportable forecasts. Changes in these factors could have a material impact on the estimated credit losses.

As of September 30, 2023, the Company does not have any financial instruments subject to credit loss evaluation.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $330,437 as of September 30, 2023 and negative working capital of $57,295. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Loan from shareholders

In August 2019, the Company borrowed $71,000 from the former President of the Company, Mr. Dingshan Zhang , which bears no interest with a maturity in December 2021. During the year ended March 31, 2022, the Company repaid $17,000 to Mr. Zhang. In May 2021 the Company borrowed an additional $5,000 from Mr. Zhang. On December 29, 2021, the Company and Mr. Zhang verbally amended the loan agreement and extended the maturity date to December 31, 2023. During the year ended March 31, 2023, the Company received an additional loan in the total amount of $24,300 from, Mr. Zhang. Upon consummation of the change of control which resulted from that certain SPA entered into on April 10, 2023, the balance of the $83,300 shareholder loan was waived by Mr. Zhang in its entirety, which was recognized as an equity transaction with the shareholder.

During the six months ended September 30, 2023, the Company received advances in the total amount of $115,335 from our President for working capital purpose. The loan is unsecured, non-interest-bearing and due on demand.

NOTE 5 – CONTRACT LIABILITIES

Contract liabilities represent payments received in advance of performance under the contract for the unsatisfied performance obligation and are realized when the associated revenue is recognized under the advertising contracts. As of September 30, 2023 and March 31, 2023, contract liabilities were $nil and $2,800, respectively.

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

Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of September 30, 2023 and March 31, 2023, deferred tax assets resulted from NOLs of approximately $80,362 and $69,000, which was fully off-set by valuation allowance reserved.

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

During the six months ended September 30, 2023, a shareholder loan in the amount of $83,300 was forgiven by our former President and recorded as additional paid-in capital.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2023 through the date the financial statements were issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the six months ended September 30, 2023.

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

On July 1, 2019, Lansdale Inc., the principal stockholder of the Company (“Seller”) and an entity controlled by the Company’s former President, Mr. Wanjun Xie, entered into a Stock Purchase Agreement (the “Agreement”) with Dazhong 368 Inc., (the “Buyer”), pursuant to which, a total of 9,000,000 shares of Class A common stock of the Company were transferred to the Buyer, representing approximately 90% of the Company’s issued and outstanding shares of Class A common stock, resulting in a change of the control of the Company. Mr. Dingshan Zhang was appointed as the President and CEO of the Company on the same date.

On April 10, 2023, Mr. Barry Wan acquired control of 29,215,000 restricted shares of Class A common stock (the “Purchased Shares”) of the Company, representing approximately 97% of the Company’s total issued and outstanding common stock from Dazhong 368 Inc and Sophia 33 Inc, two New York corporations controlled by the Company’s then President, Chief Executive Officer and sole director, Dingshan Zhang (the former President) pursuant to the terms of a Stock Purchase Agreement by and among the parties thereto (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Mr. Wan paid an aggregate purchase price of four hundred thousand dollars ($400,000.00) to Mr. Zhang in exchange for the purchased shares. The foregoing transaction resulted in a change of control of the Company, with Mr. Wan acquiring 97% of the Company’s outstanding Class A common stock held through New Lite Ventures LLC, a New York LLC. Both before and after the transactions, the Company had 29,995,000 shares of its Class A common stock outstanding.

In connection with the transaction, on April 10, 2023, Mr. Dingshan Zhang resigned from all positions he held with the Company. On April 10, 2023, Ms. Jing Wan was appointed by our majority shareholder as our Chief Executive Officer, Chief Financial Officer, President and Director. On June 16, 2023, Mr. Barry Wan consented to act as the new Chief Executive Officer and Chief Financial Officer after Ms. Jing Wan resigned. The Company changed its name to Antiaging Quantum Living Inc. on June 14, 2023..

The change in control with respect to the Company was effectuated to better reflect its new business direction, with the intention of acquiring businesses involved in healthcare management and insurance services.

Results of Operation for the three months ended September 30, 2023 and 2022

	2023	2022	$ Changed	% Changed
Revenue	-	6,000	(6,000)	(100.0)%
General and administrative expenses	24,378	7,520	16,858	224.2%
Loss from operations	(24,378)	(1,520)	(22,858)	1503.8%
Net loss	(24,378)	(1,520)	(22,858)	1503.8%

During the three months ended September 30, 2023 and 2022, the Company generated revenue in the amount of $nil and $6,000, respectively. During the three months ended September 30, 2023 and 2022, the Company incurred operating expenses of $24,378 and $7,520, respectively. The increase was mainly due to the increase in charitable donation expense of $10,000 and higher professional fees. To align with the business direction, the Company increased its professional fees and other services as required. The Company also incurred start-up costs such as cloud hosting expenses, development and maintenance costs in pursuit of its business plan. Moreover, as an act of goodwill and a display of philanthropy, the Company made a charitable donation of $10,000.

For the three months ended September 30, 2023, our net loss was $24,378 comparing to a net loss of $1,520 for the three months ended September 30, 2022. The increase in net loss is mainly due to the increased operating expenses.

Results of Operation for the six months ended September 30, 2023 and 2022

	2023	2022	$ Changed	% Changed
Revenue	1,200	8,400	(7,200)	(85.7)%
General and administrative expenses	55,305	31,025	24,280	78.3%
Loss from operations	(54,105)	(22,625)	(31,480)	139.1%
Net loss	(54,105)	(22,625)	(31,480)	139.1%

During the six months ended September 30, 2023 and 2022, the Company generated revenue in the amount of $1,200 and $8,400, respectively. During the six months ended September 30, 2023 and 2022, the Company incurred operating expenses of $55,305 and $31,025, respectively. The increase in operating expenses was mainly due to the increase in charitable donation expense of $10,000 and professional fees. To align with the business direction, the Company increased professional fees and other services as required. Moreover, as an act of goodwill and a display of philanthropy, the Company made a charitable donation of $10,000.

For the six months ended September 30, 2023, our net loss was $54,105 comparing to a net loss of $22,625 for the six months ended September 30, 2022. The increase in net loss is mainly due to the increased operating expenses.

Equity and Capital Resources

As of September 30, 2023, we had an accumulated deficit of $330,437. As of September 30, 2023, we had cash of $55,034 and negative working capital of $57,295, compared to cash of $354 and a negative working capital of $86,647 as of March 31, 2023. The increase in the working capital was primarily due to advances from related party, increase of accounts payables and customer advances, and the loan forgiveness by the former President which was partially offset by cash used to pay for operating expenses. The accounts payable increase as a result of unpaid service fees incurred, while customer advances increased as a result of payments received from customers who placed order of goods through its mobile application. We had Cash and cash equivalent of approximately $55,034 at September 30, 2023, and the company also do not have any bank loans; Our liabilities are mainly borrowed by the Company’s shareholders and do not require us to return them at this time. Shareholders will continue to invest if necessary. Now, the company is operating normally, and we will make some efforts on our expense control in the near future.

Going Concern Assessment

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically cash outflow from operating activities, operating losses, accumulated deficit and other adverse key financial ratios.

Management’s plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern include attempts to consummate a business combination and to generate sufficient cash flow from its operations to meet its operating needs on a timely basis; as well as to obtain additional working capital funds as loans from the majority shareholder and the President of the Company.

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

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Based on our management’s evaluation , our Chief Executive Officer, have concluded that as of such date, our disclosure controls were not, in design and operation, effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting . A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of September 30, 2023 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 2, 2016)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 2, 2016)

31.1**	Certification of Principal Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2016.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIAGING QUANTUM LIVING INC

Date: November 14, 2023	/s/ Barry Wan
Barry Wan, Chief Executive Officer

Date: November 14, 2023	/s/ Barry Wan
Barry Wan, Chief Financial Officer

