Form 10-Q
period 2023-12-31
Antiaging Quantum Living Inc.
filed 2024-02-14
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 14, 2024 , the registrant had 29,995,000 shares of Class A common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2023	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$125,648	$354
Advances to suppliers	27,554	-
Prepaid expenses and other current assets	30,096	-
Total Current Assets	183,298	354
Property, plant and equipment, net	155,277	540
Other non-current assets	33,127	-
Operating lease right of use asset, net	627,389	-
Total Non-Current Assets	815,793	540
Total Assets	999,091	894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	18,996	901
Other payables	3,007	-
Loan from shareholders	371,369	83,300
Other current liabilities	11,107	-
Advances from customers	4,345	-
Contract liabilities	-	2,800
Operating lease liabilities - current	317,333	-
Total Current Liabilities	726,157	87,001
Long-term loan payables	427,675	-
Total Non-Current Liabilities	427,675	-
Total Liabilities	1,153,832	87,001

Commitments and Contingencies	-	-

Shareholders’ Equity
Class A Common stock, $0.001 par value; 30,000,000 shares authorized, 29,995,000 shares issued and outstanding	29,995	29,995
Additional paid-in capital	243,530	160,230
Accumulated deficit	(427,527)	(276,332)
Accumulated other comprehensive loss	(739)	-
Total Equity	(154,741)	(86,107)
Total Liabilities and Shareholders’ Equity	$999,091	$894

The accompanying notes are an integral part of these financial statements

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Revenues, net	$6,299	$4,000	$7,499	$12,400
Cost of revenues	760	-	760	-
Gross profit	5,539	4,000	6,739	12,400

Operating expenses
Selling and marketing expense	10,687	-	10,687	-
General and administrative expenses	91,945	10,772	147,251	41,797
Total Operating expenses	102,632	10,772	157,938	41,797

Loss from operations	(97,093)	(6,772)	(151,199)	(29,397)

Other income (expense)
Other income, net	2	-	2	-
Interest income	1	-	1	-
Total other income, net	3	-	3	-

Loss before income tax	(97,090)	(6,772)	(151,196)	(29,397)
Income tax expense	-	-	-	-

Net loss	(97,090)	(6,772)	(151,196)	(29,397)

Weighted average shares outstanding
Basic	29,995,000	29,995,000	29,995,000	29,995,000
Diluted	29,995,000	29,995,000	29,995,000	29,995,000

Loss per share
Basic	-	-	(0.01)	-
Diluted	-	-	(0.01)	-

Other comprehensive income (loss):
Net loss	(97,090)	(6,772)	(151,196)	(29,397)
Other comprehensive loss	-	-
Foreign currency translation loss	(739)	-	(739)	-
Total comprehensive loss	(97,829)	(6,772)	(151,935)	(29,397)

The accompanying notes are an integral part of these financial statements

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A Common Stock		Additional			Accumulated other
	Number of		Paid-in	Statutory	Accumulated	Comprehensive
	Shares	Amount	Capital	Reserve	Deficit	Income	Total
Balance at March 31, 2023	29,995,000	$29,995	160,230	$-	$(276,332)	$-	$(86,107)
Shareholder loan cancellation	-	-	83,300	-	-	-	83,300
Net loss	-	-	-	-	(29,727)	-	(29,727)
Balance at June 30, 2023	29,995,000	29,995	243,530	-	(306,059)	-	(32,534)
Net loss	-	-	-	-	(24,378)	-	(24,378)
Balance at September 30, 2023	29,995,000	29,995	243,530	-	(330,437)	-	(56,912)
Net loss	-	-	-	-	(97,090)	-	(97,090)
Foreign currency translation adjustment	-	-	-	-	-	(739)	(739)
Balance at December 31, 2023	29,995,000	29,995	243,530	-	(427,527)	(739)	(154,741)

Balance at March 31, 2022	29,995,000	$29,995	$160,230	$-	$(239,702)	$-	$(49,477)
Net loss	-	-	-	-	(21,105)	-	(21,105)
Balance at June 30, 2022	29,995,000	29,995	160,230	-	(260,807)	-	(70,582)
Net loss	-	-	-	-	(1,520)	-	(1,520)
Balance at September 30, 2022	29,995,000	29,995	160,230	-	(262,327)	-	(72,102)
Net loss	-	-	-	-	(6,772)	-	(6,772)
Balance at December 31, 2022	29,995,000	29,995	160,230	-	(269,099)	-	(78,874)

The accompanying notes are an integral part of these financial statements

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,	December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(151,196)	$(29,397)
Depreciation	236	236
Amortization of operating lease ROU assets	50,550	-
Changes in assets and liabilities
Increase in advances to suppliers	(27,554)	-
Increase in prepaid expenses	(28,423)	(508)
Increase in other current assets	(34,189)	-
Increase in accrued and other liabilities	15,339	-
Decrease in account payable	18,098	600
Increase in other payable	2,995	-
Decrease in contract liability	(2,800)	(1,600)
Decrease in operating lease liabilities	(357,459)	-
Net cash used in operating activities	(514,402)	(30,669)

Cash flows from investing activities
Purchase of fixed assets	(153,400)	-
Net cash used in investing activities	(153,400)	-

Cash flows from financing activities
Proceeds from loans payables	423,333	-
Proceeds from shareholder loan	369,073	17,300
Net cash used in financing activities	792,406	17,300

Net decrease of cash and cash equivalents	124,604	(13,369)

Effect of foreign currency translation on cash and cash equivalents	690	-
Cash and cash equivalents, beginning balance	354	14,269
Cash and cash equivalents, ending balance	$128,448	$900

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$86	$-

Non-cash financing and investing activities:
Related party debt forgiven as additional paid-in capital	$83,300	$-
Recognized ROU assets through lease liabilities	$671,570	$-

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

In connection with the transaction, on April 10, 2023, Mr. Dingshan Zhang resigned from all positions he held with the Company. On April 10, 2023, Ms. Jing Wan was appointed by our majority shareholder as our Chief Executive Officer, Chief Financial Officer, President and Director. On June 16, 2023, Mr. Barry Wan consented to act as the new CEO and CFO after Ms. Jing Wan resigned. The Company was renamed as Antiaging Quantum Living Inc on June 14, 2023 by the new management. The Company is an investment holding company; its primary business operations are conducted through its subsidiaries as described below.

AAQL Inc. (“BVI Holding”) was incorporated under the Laws of the British Virgin Islands to function as a holding company responsible for managing all business operations outside of the United States.

AAQL HK Limited (“Hong Kong Holding”) was incorporated under the Laws of Hong Kong as a wholly-owned subsidiary of the BVI Holding. Hong Kong Holding’s primary role is to act as a holding company overseeing business activities exclusively within the Asia-Pacific markets.

Antiaging Doctor Hangzhou Holding LTD (“Dao Ling Doctor Hangzhou”) was incorporated as a wholly-owned subsidiary of Hong Kong Holding on November 13, 2023 under the laws of the People’s Republic of China, with its principal place of business situated in Xiaoshan District, Hangzhou, Zhejiang Province. Its primary business is to provide development, operation, and management services to domestic e-commerce platform companies, offering personalized marketing plans, promotional strategies, and charging brand usage fees for the “Dao Ling Doctor” brand.

Dao Ling Doctor (Zhejiang) Health Management Limited (“Dao Ling Doctor Zhejiang”) was incorporated as a wholly-owned subsidiary of Dao Ling Doctor Hangzhou on November 30, 2023 under the laws of the People’s Republic of China, with its principal place of business situated in Hangzhou, Zhejiang Province. Its primary business involves providing professional technical development and maintenance services to distributors of the “Dao Ling Doctor” brand, and collecting technical service fees.

Dao Ling Doctor (Huzhou) Health Management Limited (“Dao Ling Doctor Huzhou”) was incorporated as a wholly-owned subsidiary of Dao Ling Doctor Hangzhou on December 6, 2023 under the laws of the People’s Republic of China, with its principal place of business situated in Huzhou, Zhejiang Province. Its primary business involves providing health consulting services (excluding diagnosis and treatment services), network and information security software development and big data services, and other services.

Antiaging Quantum Living Inc. and its subsidiaries are collectively referred to as the “Company”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the assets, liabilities, revenues, expenses and cash flows of all subsidiaries. All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

Functional and presentation currency

The functional currency of the Company is the currency of the primary economic environment in which the Company operates which is Chinese Yuan (“RMB”). The RMB is not freely convertible into the US dollar and may be subject to PRC currency restrictions for payments, including the distributions of dividends or retained earnings to the Company by its subsidiaries or its variable interest entities.

Transactions in currencies other than the entity’s functional currency are recorded at the rates of exchange prevailing on the date of the transaction. At the end of each reporting period, monetary items denominated in foreign currencies are translated at the rates prevailing at the end of the reporting periods. Exchange differences arising on the settlement of monetary items and on translation of monetary items at period-end are included in income statement of the period.

For the purpose of presenting these financial statements, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) in the stockholder’s equity (deficits) section of the balance sheets.

Exchange rate used for the translation as follows:

US$ to RMB	Period End	Average
December 31, 2023	7.0786	7.1512
March 31, 2023	6.8691	-
December 31, 2022	6.8979	6.8562

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset.

Property and equipment are depreciated on a straight-line basis over the following periods:

Leasehold improvements	2 years
Office furniture

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Impairment loss on property and equipment was $nil and $nil for the nine months ended December 31, 2023 and 2022, respectively.

Customer Advances

The Company records customer advances as liabilities when consideration is received in advance of the transfer of goods. These advances are recognized as revenue when the performance obligations associated with the advance are satisfied. These advances relate to the advance payment for orders of goods placed by the customers.

Lease

The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019.

The new leasing standard requires recognition of leases on the balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. The Company’s future minimum based payments used to determine the Company’s lease liabilities mainly include minimum based rent payments. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company does not recognize any leases with an initial term of 12 months or less on the balance sheets.

Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

For the Company, revenue recognition occurs upon the following events: when a customer places an order, payment is received, and the goods are delivered to or drop-shipped to and accepted by the customer. Provisions are made for estimated sales returns based on historical return rates and experience which are immaterial. The Company may record contract liabilities, such as customer advances, when payments are received from customers prior to delivery or acceptance of goods by customers.

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

As of December 31, 2023 and March 31, 2023, the Company does not have any potentially dilutive instrument.

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

As of December 31, 2023, the Company does not have any financial instruments subject to credit loss evaluation.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $427,527 as of December 31, 2023 and negative working capital of $57,295. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net comprised of the following:

	December 31, 2023	March 31, 2022
At Cost:
Leasehold improvements in progress	154,873	-
Office furniture	950	950
Total cost	155,823	950
Less: Accumulated depreciation	(646)	(410)
Total, net	155,277	540

Depreciation expenses was $236 and $236 for the nine months ended December 31, 2023 and 2022, respectively.

NOTE 5 – LOANS PAYABLE

The Company has outstanding loans payable to unrelated third parties in the amount of $427,675 and $nil as of December 31, 2023 and March 31, 2023, respectively. These loans are unsecured, non-interest-bearing, with a maturity date of October 19, 2026.

NOTE 6 – RELATED PARTY TRANSACTIONS

Loan from shareholders

In August 2019, the Company borrowed $71,000 from the former President of the Company, Mr. Dingshan Zhang, which bears no interest with a maturity in December 2021. During the year ended March 31, 2022, the Company repaid $17,000 to Mr. Zhang. In May 2021 the Company borrowed an additional $5,000 from Mr. Zhang. On December 29, 2021, the Company and Mr. Zhang verbally amended the loan agreement and extended the maturity date to December 31, 2023. During the year ended March 31, 2023, the Company received an additional loan in the total amount of $24,300 from, Mr. Zhang. Upon consummation of the change of control which resulted from that certain SPA entered into on April 10, 2023, the balance of the $83,300 shareholder loan was waived by Mr. Zhang in its entirety, which was recognized as an equity transaction with the shareholder.

During the nine months ended December 31, 2023, the Company received advances in the total amount of $371,369 from Mr. Wan, our President for working capital purpose. The loan is unsecured, non-interest-bearing and due on demand. The amount due to Mr. Wan was $371,369 and $nil as of December 31, 2023 and March 31, 2023.

NOTE 7 – CONTRACT LIABILITIES

Contract liabilities represent payments received in advance of performance under the contract for the unsatisfied performance obligation and are realized when the associated revenue is recognized under the advertising contracts. As of December 31, 2023 and March 31, 2023, contract liabilities were $nil and $2,800, respectively.

NOTE 8 – INCOME TAX

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. As of December 31, 2023 and March 31, 2023, deferred tax assets resulted from NOLs of approximately $92,000 and $69,000, respectively. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

Hong Kong

Companies incorporated in Hong Kong are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% on its taxable income generated from operations in Hong Kong. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Additionally, payments of dividends by the subsidiary incorporated in Hong Kong to the Company are not subject to any Hong Kong withholding tax.

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. NOLs can typically carried forward for a certain number of years (usually five years) to offset against future taxable income. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Nine months Ended December 31,
	2023	2022
United States	$(79,382)	$(29,397)
Hong Kong	-	-
China	(71,814)	-
Total	$(151,196)	$(29,397)

The following table summarizes a reconciliation of income tax expense for operations, calculated at the U.S. statutory federal income tax rate of 21% to total income tax expense (benefit):

	Nine months Ended December 31,
	2023	2022
Income tax expense at federal statutory rate	21.0%	21.0%
Increases/(decreases) due to:
Foreign tax rate differential	-%	-%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	-%	-%

NOTE 9 – SHAREHOLDERS’ EQUITY

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

During the nine months ended December 31, 2023, a shareholder loan in the amount of $83,300 was forgiven by our former President and recorded as additional paid-in capital.

NOTE 10 – LEASES

The Company has two operating leases for its office space.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on its lease term in PRC which is approximately 4.75%.

Operating lease expenses were $53,022 and $nil for the nine months ended December 31, 2023 and 2022, respectively.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine months Ended December 31,
	2023	2023
Lease cost
Operating lease cost	$53,022	$-

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$359,930	$-
Weighted average remaining lease term – operating leases (in years)	2	-
Average discount rate – operating lease	4.75%	-%

The supplemental balance sheet information related to leases is as follows:

	December 31, 2023	March 31, 2023
Operating leases
Right-of-use assets	$627,389	$-
Operating lease liabilities	$688,702	$-

The undiscounted future minimum lease payment schedule as follows:

For the year ending March 31,
2024 (3 months remaining)	-
2025	332,739
Thereafter	-
Total undiscounted lease payments	332,739
Less: interest	(15,406)
Total lease liabilities	317,333

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2023 through the date the financial statements were issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the nine months ended December 31, 2023.

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

In connection with the transaction, on April 10, 2023, Mr. Dingshan Zhang resigned from all positions he held with the Company. On April 10, 2023, Ms. Jing Wan was appointed by our majority shareholder as our Chief Executive Officer, Chief Financial Officer, President and Director. On June 16, 2023, Mr. Barry Wan consented to act as the new Chief Executive Officer and Chief Financial Officer after Ms. Jing Wan resigned. The Company changed its name to Antiaging Quantum Living Inc. on June 14, 2023.

The change in control with respect to the Company was effectuated to better reflect its new business direction, with the intention of acquiring businesses involved in healthcare management and insurance services.

In line with this expansion, the Company established AAQL Inc. AAQL HK Limited Dao Ling Doctor Hangzhou, Dao Ling Doctor Zhejiang, and Dao Ling Doctor Huzhou entities.

Results of Operation for the three months ended December 31, 2023 and 2022

	2023	2022	$ Changed	% Changed
Revenue	6,299	4,000	2,299	57.48%
Cost of revenues	760	0	760	100.00%
General and administrative expenses	102,632	10,772	91,860	852.77%
Other income (loss)	3	0	3	100.00%
Loss from operations	(97,090)	(6,772)	(90,318)	1333.70%
Net loss	(97,090)	(6,772)	(90,318)	1333.70%

During the three months ended December 31, 2023 and 2022, the Company generated revenue in the amount of $6,299 and $4,000, respectively. During the three months ended December 31, 2023 and 2022, the Company incurred operating expenses of $102,632 and $10,772, respectively. The Company commenced selling of health and beauty products through mobile app in the quarter ending December 31, 2023. The increase in revenues and costs are related to the sales of health and beauty products. The increase in operating expenses was mainly due to the increase in rental expenses and employee wages and benefits, which are related to the new entities established as part of the Company’s initiative for business expansion. The Company also incurred start-up costs such as cloud hosting expenses, development and maintenance costs in pursuit of its business plan.

For the three months ended December 31, 2023, our net loss was $97,090 comparing to a net loss of $6,772 for the three months ended December 31, 2022. The increase in net loss is mainly due to the increased operating expenses.

Results of Operation for the nine months ended December 31, 2023 and 2022

	2023	2022	$ Changed	% Changed
Revenue	7,499	12,400	(4,901)	(39.52)%
Cost of revenues	760	0	760	100.00%
General and administrative expenses	147,251	41,797	105,454	252.30%
Other income (loss)	3	0	3	100.00%
Loss from operations	(151,199)	(29,397)	(121,802)	414.33%
Net loss	(151,196)	(29,397)	(121,799)	414.32%

During the nine months ended December 31, 2023 and 2022, the Company generated revenue in the amount of $7,499 and $12,400, respectively. During the nine months ended December 31, 2023 and 2022, the Company incurred operating expenses of $147,251 and $41,797, respectively. The increase in operating expenses was mainly due to the increase in charitable donation expense of $10,000, rental expenses and employee wages and benefits, and professional fees. To align with the business direction, the Company increased professional fees and other services as required. Moreover, as an act of goodwill and a display of philanthropy, the Company made a charitable donation of $10,000.

For the nine months ended December 31, 2023, our net loss was $151,196 comparing to a net loss of $29,397 for the nine months ended September 30, 2022. The increase in net loss is mainly due to the increased operating expenses.

Equity and Capital Resources

As of December 31, 2023, we had an accumulated deficit of $427,527. As of December 31, 2023, we had cash of $125,648 and negative working capital of $542,859, compared to cash of $354 and a negative working capital of $86,647 as of March 31, 2023.

The increase in the working capital was primarily due to advances from related party, proceeds from loans payable, increase of accounts payables and customer advances, and the loan forgiveness by the former President which was partially offset by cash used to pay for operating expenses.

The accounts payable increase as a result of unpaid service fees incurred, while customer advances increased as a result of payments received from customers who placed order of goods through its mobile application.

We had Cash and cash equivalent of approximately $125,648 at December 31, 2023, and the Company also do not have any bank loans; Our liabilities are mainly borrowed by the Company’s shareholders and do not require us to return them at this time. Shareholders will continue to invest if necessary. Now, the company is operating normally, and we will make some efforts on our expense control in the near future.

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

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Based on our management’s evaluation, our Chief Executive Officer, have concluded that as of such date, our disclosure controls were not, in design and operation, effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of December 31, 2023 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ANTIAGING QUANTUM LIVING INC

Date: February 14, 2024	/s/ Barry Wan
Barry Wan, Chief Executive Officer

Date: February 14, 2024	/s/ Barry Wan
Barry Wan, Chief Financial Officer

