Form 10-K
period 2024-03-31
Antiaging Quantum Living Inc.
filed 2024-04-15
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-56157

Antiaging Quantum Living Inc.

(Exact name of small business issuer as specified in its charter)

New York	47-2643986
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

133-27 39th Ave Ths #PH2A

Flushing, NY 11354

917-470-5393

(Registrant’s telephone number, including area code)

Achison Inc.,

1345 Avenue of the Americas 33rd Floor

New York, NY 10105

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting shares of the Company’s Class A common stock held by non-affiliates based on the last sale of the Class A Common Stock on September 30, 2023, was $858,000.

Number of shares outstanding of each of the issuer’s classes of common stock on March 31, 2024: Class A Common Stock: 29,995,000.

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

Unless expressly indicated or the context requires otherwise, the terms “Antiaging,” “Company,” “we,” “us,” and “our” in this document refer to Antiaging Quantum Living Inc., a New York corporation.

PART I

Item 1. Business

History and Overview

Antiaging Quantum Living Inc., previously known as Achison Inc., (the “Company”) is a New York corporation formed on December 29, 2014. Our current principal executive office is located at 133-27 39th Ave, Ths #PH2A, Flushing, NY 11354, New York. Tel: 917-470-5393.

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

On March 21, 2023, Barry Wan entered into a stock purchase agreement acquiring control of 29,215,000 restricted shares of common stock of the Company, representing approximately 97.4% of the Company’s total issued and outstanding common stock from Dazhong 368 Inc and Sophia 33 Inc, two New York corporations controlled by the Company’s then President, Chief Executive Officer and sole director, Dingshan Zhang (the “transaction”).

On April 10, 2023, during the closing of the transaction, Barry Wan assigned all his shares to New Lite Ventures LLC (A.K.A. “New Living Ventures LLC”, “LLC”), a Delaware Limited Liability Company, with which Barry Wan is the sole member. The foregoing transaction resulted in a change of control of the Company, with LLC 97.4% of the Company’s outstanding Common Stock. Both before and after the transactions, the Company had 29,995,000 shares of its common stock outstanding.

In connection with the transaction, on April 10, 2023, Mr. Dingshan Zhang resigned from all positions he held with the Company. On April 10, 2023, Ms. Jing Wan was appointed by our majority shareholder as our Chief Executive Officer, Chief Financial Officer, President and Director. On June 16, 2023, Mr. Barry Wan was approved by Directors Resolution to act as the new Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board of Directors after Ms. Jing Wan resigned. The Company was renamed as Antiaging Quantum Living Inc. on June 14, 2023 by the new management. Along with the name change, the ticker symbol of the Company was modified to “AAQL”. The Company plans to continue its existing operations through its website at www.dazhong368.com, which, since 2014, has provided online advertising to different individuals or companies operating in real estate, accounting, legal and other professional services in the New York City area. Its revenues are generated from advertising fees.

On October 4, 2023, the Board of Directors of the Company approved the appointment of PWN LLP to be the new independent registered public accounting firm, as a result of the competitive selection process to determine the independent registered public accounting firm for the financial period ending September 30, 2023. The action effectively dismissed Simon & Edward, LLP as the Company’s independent registered public accounting firm as of October 4, 2023

On December 29, 2023, the Board of Directors of the Company adopted a resolution to expand its operations into the global market, specifically targeting the Asia-Pacific and Chinese markets. In line with this expansion, the Company established multiple business entities as follows: AAQL Inc. (“BVI Holding”), a British Virgin Islands Company wholly owned by the Company, AAQL HK Limited (“Hong Kong Holding”), a wholly-owned subsidiary of BVI Holding, Antiaging Doctor Hangzhou Holding LTD (“Dao Ling Doctor Hangzhou”), a wholly-owned subsidiary of Hong Kong Holding, Dao Ling Doctor (Zhejiang) Health Management Limited (“Dao Ling Doctor Zhejiang”), a wholly-owned subsidiary of Dao Ling Doctor Hangzhou, and Dao Ling Doctor (Huzhou) Health Management Limited ( “Dao Ling Doctor Huzhou”), a wholly-owned subsidiary of Dao Ling Doctor Hangzhou. Consequently, this transition eventually shifted the Company from being categorized as a shell company under 17 CFR § 240.12b-2 to an entity actively conducting business operations through its subsidiaries.

Dao Ling Doctor Zhejiang’s primary business involves providing professional technical development and maintenance services to distributors of the “Dao Ling Doctor” brand, and collecting technical service fees.

Dao Ling Doctor Huzhou’s primary business involves providing health consulting services (excluding diagnosis and treatment services), network and information security software development and big data services, and other services.

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

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company owns no real estate. We currently maintain our corporate office at 133-27 39th Ave Ths #PH2A, Flushing, NY 11354, Tel: 917-470-5393. The President of the Company provides the office space at no cost.

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

In 2023, following the name change, the Company underwent Corporate Actions to change its symbol from “ACHN” to “AAQL”, effective September 26, 2023.

On April 3, 2024, the closing price of our Class A common stock reported on the OTC Markets was $0.88 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTC Markets.

Year 2023	Low	High
January 1 through March 31, 2023	$0.12	$0.29
April 1 through June 30, 2023	$0.18	$0.99
July 1 through September 30, 2023	$0.79	$1.10
October 1 through December 31, 2023	$0.78	$1.10

Year 2024	Low	High
January 1 through March 31, 2024	$0.53	$0.99
April 1 through April 3, 2024	$0.54	$0.87

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

Common Stock Currently Outstanding

As of March 31, 2024, 29,995,000 shares of Class A common stock were issued and outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and cash flows for the years ended March 31, 2024 and 2023, and financial conditions as of March 31, 2024, and 2023 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Overview

Antiaging Quantum Living Inc., previously known as Achison Inc., (the “Company”) was incorporated under the laws of the State of New York on December 29, 2014.

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

On March 21, 2023, Barry Wan entered into a stock purchase agreement acquiring control of 29,215,000 restricted shares of common stock of the Company, representing approximately 97.4% of the Company’s total issued and outstanding common stock from Dazhong 368 Inc and Sophia 33 Inc, two New York corporations controlled by the Company’s then President, Chief Executive Officer and sole director, Dingshan Zhang (the “transaction”).

On April 10, 2023, during the closing of the transaction, Barry Wan assigned all his shares to New Lite Ventures LLC (A.K.A. “New Living Ventures LLC”, “LLC”), a Delaware Limited Liability Company, with which Barry Wan is the sole member. The foregoing transaction resulted in a change of control of the Company, with LLC 97.4% of the Company’s outstanding Common Stock. Both before and after the transactions, the Company had 29,995,000 shares of its common stock outstanding.

In connection with the transaction, on April 10, 2023, Mr. Dingshan Zhang resigned from all positions he held with the Company. On April 10, 2023, Ms. Jing Wan was appointed by our majority shareholder as our Chief Executive Officer, Chief Financial Officer, President and Director. On June 16, 2023, Mr. Barry Wan was approved by Directors Resolution to act as the new Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board of Directors after Ms. Jing Wan resigned. The Company was renamed as Antiaging Quantum Living Inc. on June 14, 2023 by the new management. Along with the name change, the ticker symbol of the Company was modified to “AAQL”. The Company plans to continue its existing operations through its website at www.dazhong368.com, which, since 2014, has provided online advertising to different individuals or companies operating in real estate, accounting, legal and other professional services in the New York City area. Its revenues are generated from advertising fees.

On October 4, 2023, the Board of Directors of the Company approved the appointment of PWN LLP to be the new independent registered public accounting firm, as a result of the competitive selection process to determine the independent registered public accounting firm for the financial period ending September 30, 2023. The action effectively dismissed Simon & Edward, LLP as the Company’s independent registered public accounting firm as of October 4, 2023

On December 29, 2023, the Board of Directors of the Company adopted a resolution to expand its operations into the global market, specifically targeting the Asia-Pacific and Chinese markets. In line with this expansion, the Company established multiple business entities as follows: AAQL Inc. (“BVI Holding”), a British Virgin Islands Company wholly owned by the Company, AAQL HK Limited (“Hong Kong Holding”), a wholly-owned subsidiary of BVI Holding, Antiaging Doctor Hangzhou Holding LTD (“Dao Ling Doctor Hangzhou”), a wholly-owned subsidiary of Hong Kong Holding, Dao Ling Doctor (Zhejiang) Health Management Limited (“Dao Ling Doctor Zhejiang”), a wholly-owned subsidiary of Dao Ling Doctor Hangzhou, and Dao Ling Doctor (Huzhou) Health Management Limited ( “Dao Ling Doctor Huzhou”), a wholly-owned subsidiary of Dao Ling Doctor Hangzhou. Consequently, this transition eventually shifted the Company from being categorized as a shell company under 17 CFR § 240.12b-2 to an entity actively conducting business operations through its subsidiaries.

Dao Ling Doctor Zhejiang’s primary business involves providing professional technical development and maintenance services to distributors of the “Dao Ling Doctor” brand, and collecting technical service fees.

Dao Ling Doctor Huzhou’s primary business involves providing health consulting services (excluding diagnosis and treatment services), network and information security software development and big data services, and other services.

Results of Operation for the years ended March 31, 2024 and 2023

	2024	2023	$ Changed	% Changed
Revenue	7,499	13,600	(6,101)	(44.86)%
Cost of revenues	771	-	771	100.00%
Selling, general and administrative expenses	419,745	50,230	369,515	735.65%
Other income (loss)	46	-	46	100.00%
Loss from operations	(412,971)	(36,630)	(376,341)	1027.41%
Net loss	(412,971)	(36,630)	(376,341)	1027.41%

During the years ended March 31, 2024 and 2023, the Company generated revenue in the amount of $7,499 and $13,600, respectively. During the years ended March 31, 2024 and 2023, the Company incurred operating expenses of $419,745 and $50,230, respectively. The increase in operating expenses was mainly due to the increase in charitable donation expense of $10,000, rental expenses and employee wages and benefits, and professional fees. The Company has commenced its operation hence the expenses have increased. To align with the business direction, the Company increased professional fees and other services as required. Moreover, as an act of goodwill and a display of philanthropy, the Company made a charitable donation of $10,000.

For the years ended March 31, 2024, our net loss was $412,971 comparing to a net loss of $36,630 for the years ended March 31, 2023. The increase in net loss is mainly due to the increased operating expenses.

Equity and Capital Resources

As of March 31, 2024, we had an accumulated deficit of $689,303. As of March 31, 2024, we had cash of $166,552 and negative working capital of $647,227, compared to cash of $354 and a negative working capital of $86,647 as of March 31, 2023.

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

We had Cash and cash equivalent of approximately $166,552 at March 31, 2024, and the Company also do not have any bank loans; Our liabilities are mainly borrowed by the Company’s shareholders and do not require us to return them at this time. Shareholders will continue to invest if necessary. Now, the company is operating normally, and we will make some efforts on our expense control in the near future.

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

ANTIAGING QUANTUM LIVING INC.

Report of Independent Registered Public Accounting  Firm

Shareholders and Board of Directors

Antiaging Quantum Living Inc.

New York, NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Antiaging Quantum Living Inc. (the “Company”) as of March 31, 2024, the related statements of operation, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PWN LLP

We have served as the Company’s auditor since October 4, 2023.

North Carolina

April 16, 2024

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

Consolidated Balance Sheets

As of March 31, 2024 and 2023

	March 31, 2024	March 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$166,552	$354
Accounts receivable, net	2,001	-
Advances to suppliers	27,000	-
Other receivables and current assets	28,668	-
Total Current Assets	224,221	354
Non-Current Assets
Property, plant and equipment, net	215,770	540
Other non-current assets	32,473	-
Operating lease right of use asset, net	539,946	-
Total Non-Current Assets	788,189	540
Total Assets	1,012,410	894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	64,842	901
Other payables	7,422	-
Due to related parties	613,843	83,300
Taxes payable	1,124	-
Advances from customers	4,345	-
Contract liabilities	-	2,800
Operating lease liabilities - current	179,872	-
Total Current Liabilities	871,448	87,001
Non-Current Liabilities
Other long-term liabilities	419,229	-
Operating lease liabilities - non-current	134,903	-
Total Non-Current Liabilities	554,132	-
Total Liabilities	1,425,580	87,001

Shareholders’ Equity
Class A Common stock, $0.001 par value; 30,000,000 shares authorized, 29,995,000 shares issued and outstanding	29,995	29,995
Additional paid-in capital	243,530	160,230
Accumulated deficit	(689,303)	(276,332)
Accumulated other comprehensive income	2,608	-
Total Shareholders’ Deficit	(413,170)	(86,107)
Total Liabilities and Shareholders’ Deficit	$1,012,410	$894

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

Consolidated Statements of Income and Comprehensive Income

For the Years Ended March 31, 2024 and 2023

	Years Ended
	March 31, 2024	March 31, 2023
Revenues, net	$7,499	$13,600
Cost of revenues	771	-
Gross profit	6,728	13,600

Operating expenses
Selling and marketing expense	71,236	-
General and administrative expenses	348,509	50,230
Total Operating expenses	419,745	50,230

Loss from operations	(413,017)	(36,630)

Other income (expense)
Interest income	45	-
Other income, net	1	-
Total other income, net	46	-

Loss before income tax	(412,971)	(36,630)

Net loss	(412,971)	(36,630)

Weighted average shares outstanding
Basic and diluted	29,995,000	29,995,000

Earnings (Loss) per share
Basic	(0.01)	-
Diluted	(0.01)	-

Other comprehensive income (loss):
Net loss	(412,971)	(36,630)
Other comprehensive income (loss):
Foreign currency translation income	2,608	-
Total comprehensive loss	(410,363)	(36,630)

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

Consolidated Statements of Changes in Shareholders’ Deficit

For the Years Ended March 31, 2024 and 2023

	Class A Common Stock		Additional				Accumulated other
	Number of		Paid-in	Statutory		Accumulated	Comprehensive
	Shares	Amount	Capital	Reserves		Deficit	Income	Total

Balance at March 31, 2022	29,995,000	$29,995	$160,230	$		$(239,702)	$	$(49,477)
Net loss						(36,630)		(36,630)
Balance at March 31, 2023	29,995,000	29,995	160,230		-	(276,332)	-	(86,107)

Balance at March 31, 2023	29,995,000	$29,995	$160,230	$		$(276,332)	$-	$(86,107)
Shareholder loan cancellation			83,300					83,300
Net loss						(412,971)		(412,971)
Foreign currency translation adjustment							2,608	2,608
Balance at March 31, 2024	29,995,000	29,995	243,530		-	(689,303)	2,608	(413,170)

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2024 and 2023

	Years Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net income	$(412,971)	$(36,630)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization expense	6,986	314
Amortization of operating lease ROU assets	126,302	-
Changes in assets and liabilities
Increase in accounts receivable	(2,001)	-
Increase in advances to suppliers	(27,000)	-
Increase in prepaid expenses	(27,377)	-
Increase in other current assets	(1,519)	-
Increase in other non-current assets	(32,781)	-
Increase in accrued and other liabilities	61,869	-
Decrease in account payable	6,879	901
Increase in other payable	8,610	-
Decrease in contract liability	(2,800)	(2,800)
Decrease in operating lease liabilities	(353,610)	-
Net cash used in operating activities	(649,413)	(38,215)

Cash flows from investing activities
Purchase of fixed assets	(224,248)	-
Net cash used in investing activities	(224,248)	-

Cash flows from financing activities
Proceeds from borrowings	423,209	24,300
Repayment to related party payables	616,866	-
Net cash used in financing activities	1,040,075	24,300

Net increase (decrease) of cash and cash equivalents	166,414	(13,915)

Effect of foreign currency translation on cash and cash equivalents	(216)	-
Cash and cash equivalents – beginning of period	354	14,269
Cash and cash equivalents – end of period	$166,552	$354

Supplementary cash flow information:

Non-cash financing and investing activities:
Repayment of related party debt	$83,300	$-
Recognized ROU assets through lease liabilities	671,373	-

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

NOTES TO FINANCIAL STATEMENTS

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

In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

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

Exchange rate used for the translation as follows:

US$ to RMB	Period End	Average
March 31, 2024	7.2212	7.1533
March 31, 2023	6.8691	6.8528

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

Property and equipment are depreciated on a straight-line basis over the following periods:

Leasehold improvements	2 years
Office furniture and equipment	3 years

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

Impairment loss on property and equipment was $nil and $nil for the years ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024 and 2023, the Company does not have any potentially dilutive instrument.

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

As of March 31, 2024, the Company does not have any financial instruments subject to credit loss evaluation.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $689,303 as of March 31, 2024 and negative working capital of $647,227. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net comprised of the following:

	March 31, 2024	March 31, 2023
At Cost:
Leasehold improvements in progress	72,574	-
Leasehold improvements	144,532
Office furniture	5,997	950
Total cost	223,103	950
Less: Accumulated depreciation	(7,333)	(410)
Total, net	215,770	540

Depreciation expenses was $6,986 and $314 for the years ended March 31, 2024 and 2023, respectively.

NOTE 5 – LOANS PAYABLE

The Company has outstanding loans payable to unrelated third parties in the amount of $419,229 and $nil as of March 31, 2024 and 2023, respectively. These loans are unsecured, non-interest-bearing, with a maturity date of October 19, 2026.

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

During the years ended March 31, 2024, the Company received advances in the total amount of $613,843 from Mr. Wan, our President for working capital purpose. The loan is unsecured, non-interest-bearing and due on demand. The amount due to Mr. Wan was $613,843 and $nil as of March 31, 2024 and 2023.

NOTE 7 – CONTRACT LIABILITIES

Contract liabilities represent payments received in advance of performance under the contract for the unsatisfied performance obligation and are realized when the associated revenue is recognized under the advertising contracts. As of March 31, 2024 and 2023, contract liabilities were $nil and $2,800, respectively.

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. As of March 31, 2024 and 2023, deferred tax assets resulted from NOLs of approximately $97,000 and $69,000, respectively. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

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

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Years ended March 31,
	2024	2023
United States	$(135,502)	$(36,630)
Hong Kong	-	-
China	(277,469)	-
Total	$(412,971)	$(36,630)

The following table summarizes a reconciliation of income tax expense for operations, calculated at the statutory income tax rate to total income tax expense (benefit):

	Years ended March 31,
	2024	2023
Income tax expense at federal statutory rate	21.0%	21.0%
Income tax expense at state statutory rate	7.5%	7.5%
Income tax expense at PRC statutory rate	25.0%	-%
Increases (decreases) due to:
Foreign tax rate differential	-%	-%
Change in valuation allowance	(53.5)%	(28.5)%
Effective tax rate	-%	-%

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

During the years ended March 31, 2024, a shareholder loan in the amount of $83,300 was forgiven by our former President and recorded as additional paid-in capital.

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

Operating lease expenses were $132,517 and $nil for the years ended March 31, 2024 and 2023, respectively.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Years ended March 31,
	2024	2023
Lease cost
Operating lease cost	$132,517	$-

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$356,441	$-
Weighted average remaining lease term – operating leases (in years)	1.75	-
Average discount rate – operating lease	4.75%	-%

The supplemental balance sheet information related to leases is as follows:

	March 31, 2024	March 31, 2023
Operating leases
Right-of-use assets	$539,946	$-
Operating lease liabilities	$314,775	$-

The undiscounted future minimum lease payment schedule as follows:

For the year ending March 31,
2025	-
2026	326,168
Thereafter	-
Total undiscounted lease payments	326,168
Less: interest	(11,393)
Total lease liabilities	314,775

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2024 through the date the financial statements were issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the years ended March 31, 2024.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of March 31, 2024 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2024. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Dingshan Zhang (1)	59	President, CEO, CFO and Director (Resigned in April 2023)	2019
Jing Wan (2)	35	President, CEO, CFO and Director (Resigned in June 2023)	2023
Barry Wan (3)	35	President, CEO, CFO and Director (Appointed in June 2023)	2023

(1)	Mr. Zhang resigned as a Director, President, CEO and CFO of the Company on April 10, 2023.
(2)	Ms. Wan was resigned as a Director, President, CEO and CFO of the Company on June 16, 2023.
(3)	Mr. Wan was appointed as a Director, President, CEO and CFO of the Company on June 16, 2023.

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

Dingshan Zhang has been the President and director of the Company since July 2019. Mr. Zhang was born in Fujian, China. He established Sophia 33 Inc. since 2012 which is focus on body health and personal body services. Since 2016, Mr. Zhang also established Dazhong 368 Inc. in 2016, which is mainly focus on stock investment.

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

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Barry Wan, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors, we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Item 11. Executive Compensation

During the three years ended March 31, 2024, 2023 and 2022, no salaries were paid to any officers or directors.

Executive compensation during the three years ended March 31, 2024, 2023 and 2022 were as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dingshan Zhang, Chief Executive Officer / Chief Financial Officer (1)	2023	-	-	-	-	-	-	-	-

	2022	-	-	-	-	-	-	-	-

Jing Wan, Chief Executive Officer / Chief Financial Officer (2)	2023	-	-	-	-	-	-	-	-

Barry Wan, Chief Executive Officer / Chief Financial Officer (3)	2024	-	-	-	-	-	-	-	-

	2023	-	-	-	-	-	-	-	-

(1)	Mr. Zhang resigned as a Director, President, CEO and CFO of the Company on April 10, 2023.
(2)	Ms. Wan resigned as a Director, President, CEO and CFO of the Company on June 16, 2023.
(3)	Mr. Wan was appointed as a Director, President, CEO and CFO of the Company on June 16, 2023

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of March 31, 2024.

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

Item 12. Security ownership of certain beneficial owners and management

The following table sets forth, as of March 31, 2024, the number and percentage of our outstanding shares of Class A common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding Class A common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Our Class A common stock beneficially owned and percentage ownership was based on 29,995,000 shares outstanding on March 31, 2023.

Title of Class	Name and Address Of Beneficial Owner	Position	Amount and Nature Of Beneficial Ownership	Percent Of Class(1)

Class A Common Stock	New Living Ventures LLC, 133-27 39th Ave, Ths #PH2A, Flushing, NY 11354(2)(3)	-	29,215,000	97.40%
Class A Common Stock	Barry Wan, CEO, CFO and Director, 133-27 39th Ave, Ths #PH2A, Flushing, NY 11354(3)	-	29,215,000	97.40%
Class A Common Stock	All Officers and Directors As a Group (1 person)		0	0%

(1)	Based upon 29,995,000 shares outstanding as of March 31, 2024.
(2)	Mr. Barry Wan has voting and dispositive power over the shares owned by New Living Ventures LLC
(3)	It includes the shares owned by New Living Ventures LLC, a Delaware limited liability company, which is controlled by Mr. Barry Wan, our CEO and CFO.

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

During the years ended March 31, 2024, the Company received advances in the total amount of $613,843 from Mr. Wan, our President for working capital purpose. The loan is unsecured, non-interest-bearing and due on demand. The amount due to Mr. Wan was $613,843 and $nil as of March 31, 2024 and 2023.

Item 14. Principal Accounting Fees and Services

During 2024 and 2023, Simon & Edward, LLP and PWN LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended March 31, 2024 as contained in this Report, are estimated and included for the fiscal year ended March 31, 2024.

	Years ended March 31,
	2024	2023

Audit Fees – Simon & Edward, LLP	$-	$10,000
Audit Fees – PWN LLP	$15,000	$-
Audit-Related Fees	$20,000	$4,596
All Other Fees	$550	$1,000
Total Fees	$35,500	$15,596

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by PWN LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with PWN LLP independence as our auditors.

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

* Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2016.

** Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2024

Antiaging Quantum Living Inc.

By:	/s/ Barry Wan
Barry Wan, President
Chief Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

Dated: April 15, 2024	By:	/s/ Barry Wan
Barry Wan
CEO, CFO, Sec. and Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 2, 2016)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 2, 2016)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2016.

**	Filed herewith

