Form 10-Q
period 2024-06-30
Antiaging Quantum Living Inc.
filed 2024-08-13
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 12, 2024, the registrant had 29,995,000 shares of Class A common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

Consolidated Balance Sheets

As of June 30, 2024 and March 31, 2024

Unaudited

	June 30,	March 31,
	2024	2024
ASSETS
Current Assets
Cash and cash equivalents	$122,651	$166,552
Accounts receivable, net	105,284	2,001
Advances to suppliers	33,918	27,000
Other receivables and current assets	70,842	28,668
Total Current Assets	332,695	224,221
Non-Current Assets
Property and equipment, net	223,607	215,770
Other non-current assets	32,267	32,473
Operating lease right of use asset, net	461,986	539,946
Total Non-Current Assets	717,860	788,189
Total Assets	1,050,555	1,012,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	103,957	64,842
Other payables	14,591	7,422
Due to related parties	810,917	613,843
Taxes payable	4,340	1,124
Advances from customers	8,475	4,345
Operating lease liabilities - current	158,254	179,872
Total Current Liabilities	1,100,534	871,448
Non-Current Liabilities
Other long-term liabilities	416,570	419,229
Operating lease liabilities - non-current	158,254	134,903
Total Non-Current Liabilities	574,824	554,132
Total Liabilities	1,675,358	1,425,580

Shareholders’ Equity
Class A Common stock, $0.00001 par value; 1,200,000,000 shares authorized, 29,995,000 shares issued and outstanding	29,995	29,995
Class B Common stock, $0.00001 par value; 1,200,000,000 shares authorized, no shares issued and outstanding	—	—
Class C Common stock, $0.00001 par value; 1,200,000,000 shares authorized, no shares issued and outstanding	—	—
Class D Common stock, $0.00001 par value; 1,200,000,000 shares authorized, no shares issued and outstanding
Class E Common stock, $0.00001 par value; 1,200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	243,530	243,530
Accumulated deficit	(903,211)	(689,303)
Accumulated other comprehensive income	4,883	2,608
Total Shareholders’ Deficit	(624,803)	(413,170)
Total Liabilities and Shareholders’ Deficit	$1,050,555	$1,012,410

The accompanying notes are an integral part of these consolidated financial statements.

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

Consolidated Statements of Income and Comprehensive Income

For the Three Months Ended June 30, 2024 and 2023

Unaudited

	Three Months Ended
	June 30,	June 30,
	2024	2023
Revenues, net	$202,069	$1,200
Cost of revenues	165	—
Gross profit	201,904	1,200

Operating expenses
Selling and marketing expenses	130,933	—
General and administrative expenses	284,904	30,927
Total operating expenses	415,837	30,927

Loss from operations	(213,933)	(29,727)

Other income (expenses):
Interest income	25	—
Total other income (expenses), net	25	—

Loss before income tax	(213,908)	(29,727)

Net loss	$(213,908)	$(29,727)

Weighted average shares outstanding
Basic and diluted	29,955,000	29,995,000

Loss per share
Basic and diluted	$(0.0071)	$(0.0010)

Other comprehensive income (loss):
Net loss	$(213,908)	$(29,727)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,275	—
Total comprehensive loss	$(211,633)	$(29,727)

The accompanying notes are an integral part of these consolidated financial statements.

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2024 and 2023

Unaudited

	Class A		Class B		Class C		Class D		Class E
	Common Stock		Common Stock		Common Stock		Common Stock		Common Stock				Accumulated
	Number of		Number of		Number of		Number of		Number of		Additional Paid-in	Accumulated	other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2023	29,995,000	$29,995	-	$-	-	$-	-	$-	-	$-	$160,230	$(276,332)	$-	$(86,107)
Shareholder loan cancellation											83,300			83,300
Net loss	-	-	-	-	-	-	-	-	-	-	-	(29,727)	-	(29,727)
Balance at June 30, 2023	29,995,000	29,995	-	-	-	-	-	-	-	-	243,530	(306,059)	-	(32,534)

Balance at March 31, 2024	29,995,000	29,995		-		-	-	-		-	243,530	(689,303)	2,608	(413,170)
Net income	-	-	-	-	-	-	-	-	-	-	-	(213,908)	-	(213,908)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	2,275	2,275
Balance at June 30, 2024	29,995,000	29,995	-	-	-	-	-	-	-	-	243,530	(903,211)	4,883	(624,803)

The accompanying notes are an integral part of these consolidated financial statements.

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

Consolidated Statements of Cash Flows

For the Three Months Ended June 30, 2024 and 2023

Unaudited

	Three Months Ended
	June 30,	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(213,908)	$(29,727)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	20,457	78
Amortization of operating lease ROU assets	78,541	-
Changes in assets and liabilities
Increase in accounts receivable	(3,999)	-
Increase in advances to suppliers	(6,918)	-
Increase in prepaid expenses	-	(738)
Increase in other receivables and current assets	(42,476)	-
Increase in accrued and other liabilities	43,368	3,401
Increase in accounts payable	314	-
Increase in other payables	10,464	-
Decrease in contract liability	-	(1,200)
Decrease in other long-term liabilities	(99,636)	-
Net cash used in operating activities	(213,793)	(28,186)

Cash flows from investing activities
Purchase of fixed assets	(29,643)	-
Net cash provided by (used in) investing activities	(29,643)	-

Cash flows from financing activities
Proceeds from related party payables and shareholder loan	199,803	62,156
Net cash provided by financing activities	199,803	62,156

Net increase (decrease) of cash and cash equivalents	(43,633)	33,970

Effect of foreign currency translation	(268)	-
Cash and cash equivalents – beginning	166,552	354
Cash and cash equivalents – ending	$122,651	$34,324

Supplementary cash flow information:
Interest paid	$-	$-

Non-cash financing and investing activities:
Related party debt forgiven as additional paid-in capital	$-	$83,300

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on May 16, 2024.

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

Exchange rate used for the translation as follows:

US$ to RMB	Period End	Average
June 30, 2024	7.2673	7.2416
March 31, 2024	7.2212	7.1533
June 30, 2023	N/A	N/A

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, bank deposits, and highly liquid investments with maturities of three months or less at the date of origination.

Accounts receivable, net

The Company records accounts receivable at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Impairment loss on property and equipment was $nil and $nil for the three months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024 and March 31, 2024, the Company does not have any potentially dilutive instrument.

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

The Company’s financial instruments consisted of cash, accounts receivables, accounts payable, contract liabilities and loan from shareholders. The estimated fair value of those balances approximates the carrying amount due to the short maturity of these instruments.

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

Recent Accounting Pronouncements

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation. This ASU clarifies how to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements. The ASU is effective in reporting periods beginning after December 15, 2024, including interim periods within the fiscal year, on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this accounting standard will have on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This ASU requires annual and interim disclosure of significant segment expenses that are provided to the CODM as well as interim disclosures for all reportable segment’s profit or loss and assets. This guidance also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is expected to improve financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. The ASU is effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this accounting standard will have on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact that adoption of this accounting standard will have on its consolidated financial statements and disclosures.

There were other updates recently issued. The management does not believe that other than the disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $903,211 as of June 30, 2024 and negative working capital of $767,839. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net comprised of the following:

	June 30, 2024	March 31, 2024
At Cost:
Leasehold improvements in progress	89,644	72,574
Leasehold improvements	143,667	144,532
Office furniture and equipment	17,974	5,997
Total cost	251,285	223,103
Less: Accumulated depreciation	(27,678)	(7,333)
Total, net	223,607	215,770

Depreciation expenses was $20,457 and $78 for the three months ended June 30, 2024 and 2023, respectively.

NOTE 5 – LOANS PAYABLE

The Company has outstanding loans payable to unrelated third parties in the amount of $416,570 and $419,229 as of June 30, 2024 and March 31, 2024, respectively. These loans are unsecured, non-interest-bearing, with a maturity date of October 19, 2026.

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

During the three months ended June 30, 2024, the Company received advances in the amount of $nil from Mr. Wan, our President for working capital purpose. The advance is unsecured, non-interest-bearing and due on demand. The outstanding amount due to Mr. Wan was $294,907 and $295,336 as of June 30, 2024 and March 31, 2024.

During the three months ended June 30, 2024, the Company borrowed funds in the amount of $197,503 from Tairan Baohe Insurance Sales Co., Ltd. (“Tairan”), an entity where Mr. Wan’s spouse is a shareholder, for working capital purpose. The loan is unsecured, non-interest-bearing and due on demand. The amount due to Tairan was $516,010 and $318,507 as of June 30, 2024 and March 31, 2024.

NOTE 7 – INCOME TAX

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. As of June 30, 2024 and March 31, 2024, deferred tax assets resulted from NOLs of approximately $111,000 and $97,000, respectively. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

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

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Three months Ended June 30,
	2024	2023
United States	$(62,956)	$(29,727)
Hong Kong		-
China	(150,952)	-
Total	$(213,908)	$(29,727)

The following table summarizes a reconciliation of income tax expense for operations, calculated at the statutory income tax rate to total income tax expense (benefit):

	Three months Ended June 30,
	2024	2023
Income tax expense at federal statutory rate	21.0%	21.0%
Income tax expense at state statutory rate	7.5	7.5%
Income tax expense at PRC statutory rate	25.0	-%
Increases/(decreases) due to:
Foreign tax rate differential	-%	-%
Change in valuation allowance	(53.5)%	(28.5)%
Effective tax rate	-%	-%

NOTE 8 – SHAREHOLDERS’ EQUITY

The Company is authorized to issued 1,200,000,000 shares of Class A common stock.

On June 6, 2024, the Company amended its article with New York State to increase the authorized shares of common stock of the Company from thirty million (30,000,000) shares of common stock, par value $0.001 per share, to six billion (6,000,000,000) shares of common stock, par value $0.00001 per share (the “Authorized Capital Increase”). Upon the effectiveness of the authorized shares increase, the shares of common stock will be categorized as follows: 1,200,000,000 Class A shares, 1,200,000,000 Class B shares, 1,200,000,000 Class C shares, 1,200,000,000 Class D shares, and 1,200,000,000 Class E shares.

During the years ended March 31, 2024, a shareholder loan in the amount of $83,300 was forgiven by our former President and recorded as additional paid-in capital.

On March 28, 2023, the Company amended its article with New York State to change the authorized common shares with a par value of $0.001 to 30,000,000 shares, no preferred shares.

NOTE 9 – LEASES

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

Operating lease expenses were $78,541 and $nil for the three months ended June 30, 2024 and 2023, respectively.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three months Ended June 30,
	2024	2023
Lease cost
Operating lease cost	$78,541	$-

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$-	$-
Weighted average remaining lease term – operating leases (in years)	1.5	-
Average discount rate – operating lease	4.75%	-%

The supplemental balance sheet information related to leases is as follows:

	June 30, 2024	March 31, 2024
Operating leases
Right-of-use assets	$461,986	$539,946
Operating lease liabilities	$316,508	$314,775

The undiscounted future minimum lease payment schedule as follows:

For the year ending March 31,
2025 (9 months remaining)	324,099
Thereafter	-
Total undiscounted lease payments	324,099
Less: interest	(7,591)
Total lease liabilities	316,508

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2024 through the date the financial statements were issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the three months ended June 30, 2024.

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

On June 6, 2024, the holders of a majority of the issued and outstanding voting securities of the Company approved an amendment to its Certificate of Incorporation increase in the number of authorized shares of common stock of the Company from thirty million (30,000,000) shares of common stock, par value $0.001 per share, to six billion (6,000,000,000) shares of common stock, par value $0.00001 per share (the “Authorized Capital Increase”). Upon the effectiveness of the Authorized Capital Increase, the shares of common stock will be categorized as follows: 1,200,000,000 Class A shares, 1,200,000,000 Class B shares, 1,200,000,000 Class C shares, 1,200,000,000 Class D shares, and 1,200,000,000 Class E shares.  On the same day, the Certificate of Amendment to the Certificate of Incorporation of the Company was filed with New York State Department effectuating the Authorized Capital Increase.

On July 25, 2024, the Board of Directors of the Company approved the appointment of J&S Associate PLT to be the new independent registered public accounting firm for the financial period ending June 30, 2024. This appointment addressed the vacancy created by the resignation of PWN LLP as the Company’s former independent registered public accounting firm.

Results of Operation for the three months ended June 30, 2024 and 2023

	2024	2023	$ Changed	% Changed
Revenue	202,069	1,200	200,869	16739.08%
Cost of revenues	165	-	165	100.00%
Selling, general and administrative expenses	415,837	30,927	384,910	1244.58%
Loss from operations	(213,933)	(29,727)	(184,206)	619.66%
Other income (loss)	25	-	25	100.00%
Net loss	(213,908)	(29,727)	(184,181)	619.57%

During the three months ended June 30, 2024 and 2023, the Company generated revenue in the amount of $202,069 and $1,200, respectively. During the three months ended June 30, 2024 and 2023, the Company incurred operating expenses of $415,837 and $30,927, respectively. The increase in revenues and costs are related to the sales of health and beauty products which commenced since Q3 of December 31, 2023. The increase in operating expenses was mainly due to the increase in rental expenses and employee wages and benefits, which are related to the Company’s initiative for business expansion. The Company also incurred start-up costs such as cloud hosting expenses, development and maintenance costs in pursuit of its business plan.

For the three months ended June 30, 2024, our net loss was $213,908 comparing to a net loss of $29,727 for the three months ended June 30, 2023. The increase in net loss is mainly due to the increased operating expenses.

Equity and Capital Resources

As of June 30, 2024, we had an accumulated deficit of $903,211. As of June 30, 2024, we had cash of $122,651 and negative working capital of $767,839, compared to cash of $166,552 and a negative working capital of $647,227 as of March 31, 2024.

The increase in the working capital deficit was primarily due to advances from related party, wages payables, increase of accounts payables and customer advances.

The accounts payable increase as a result of unpaid service fees incurred, while customer advances increased as a result of payments received from customers who placed order of goods through its mobile application.

We had cash and cash equivalent of approximately $122,651 at June 30, 2024, and the Company also do not have any bank loans; Our liabilities are mainly borrowed by the Company’s shareholders and do not require us to return them at this time. Shareholders will continue to invest if necessary. Now, the company is operating normally, and we will make some efforts on our expense control in the near future.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of June 30, 2024 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 2, 2016)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 2, 2016)

31.1**	Certification of Principal Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2016.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIAGING QUANTUM LIVING INC

Date: August 13, 2024	/s/ Barry Wan
Barry Wan, Chief Executive Officer

Date: August 13, 2024	/s/ Barry Wan
Barry Wan, Chief Financial Officer

