Form 10-Q
period 2024-09-30
Antiaging Quantum Living Inc.
filed 2024-11-14
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ______

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

As of November 14, 2024, the registrant had 29,995,000 shares of Class A common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

Condensed Consolidated Balance Sheets

As of September 30, 2024 and March 31, 2024

	September 30,	March 31,
	2024	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$37,403	$166,552
Accounts receivable, net	29,333	2,001
Advances to suppliers	39,656	27,000
Other receivables and current assets	62,308	28,668
Total Current Assets	168,700	224,221
Non-Current Assets
Property, plant and equipment, net	193,886	215,770
Other non-current assets	33,412	32,473
Operating lease right of use asset, net	401,256	539,946
Total Non-Current Assets	628,554	788,189
Total Assets	797,254	1,012,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	73,213	64,842
Other payables	25,194	7,422
Due to related parties	765,369	613,843
Taxes payable	3,688	1,124
Advances from customers	8,475	4,345
Operating lease liabilities - current portion	279,188	179,872
Total Current Liabilities	1,155,127	871,448
Non-Current Liabilities
Operating lease liabilities - non-current	52,465	134,903
Other long-term liabilities	431,362	419,229
Total Non-Current Liabilities	483,827	554,132
Total Liabilities	1,638,954	1,425,580

Commitments and Contingencies	-	-

Shareholders’ Equity
Class A Common stock, $0.00001 par value; 1,200,000,000 shares authorized, 29,995,000 shares issued and outstanding	29,995	29,995
Class B Common stock, $0.00001 par value; 1,200,000,000 shares authorized, no shares issued and outstanding	-	-
Class C Common stock, $0.00001 par value; 1,200,000,000 shares authorized, no shares issued and outstanding	-	-
Class D Common stock, $0.00001 par value; 1,200,000,000 shares authorized, no shares issued and outstanding	-	-
Class E Common stock, $0.00001 par value; 1,200,000,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	243,530	243,530
Accumulated loss	(1,100,957)	(689,303)
Accumulated other comprehensive (loss) income	(14,268)	2,608
Total Shareholders’ Deficit	(841,700)	(413,170)
Total Liabilities and Shareholders’ Deficit	$797,254	$1,012,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three and Six Months Ended September 30, 2024 and 2023

Unaudited

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenues	$173,174	$-	$375,243	$1,200
Cost of revenues	14,373	-	14,538	-
Gross profit	158,801	-	360,705	1,200

Operating expenses:
Selling and marketing expense	100,273	-	231,206	-
General and administrative expenses	256,296	24,378	541,200	55,305
Total operating expenses	356,569	24,378	772,406	55,305

Loss from operations	(197,768)	(24,378)	(411,701)	(54,105)

Other income (expenses):
Interest income	22	-	47	-
Total other income	22	-	47	-

Loss before income tax	(197,746)	(24,378)	(411,654)	(54,105)
Income tax expense	-	-	-	-

Net loss	$(197,746)	$(24,378)	$(411,654)	$(54,105)

Weighted average shares outstanding
Basic and diluted	29,995,000	29,995,000	29,995,000	29,995,000

Loss per share
Basic and diluted	$(0.0066)	$(0.0008)	$(0.0137)	$(0.0018)

Other comprehensive income (loss):
Net loss	$(197,746)	$(24,378)	$(411,654)	$(54,105)
Other comprehensive income (loss):
Foreign currency translation adjustment	(19,151)	-	(16,876)	-
Total comprehensive loss	$(216,897)	$(24,378)	$(428,530)	$(54,105)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the Six Months Ended September 30, 2024 and 2023

Unaudited

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Class E Common Stock				Accumulated other
	Number of		Number of		Number of		Number of		Number of		Additional Paid-in	Accumulated	Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at March 31, 2023	29,995,000	$29,995	-	$-	-	$-	-	$-	-	$-	$160,230	$(276,332)	$-	$(86,107)
Shareholder loan cancellation											83,300			83,300
Net loss	-	-	-	-	-	-	-	-	-	-	-	(29,727)		(29,727)
Balance at June 30, 2023	29,995,000	29,995	-	-	-	-	-	-	-	-	243,530	(306,059)	-	(32,534)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(24,378)	-	(24,378)
Balance at September 30, 2023	29,995,000	29,995	-	-	-	-	-	-	-	-	243,530	(330,437)	-	(56,912)

Balance at March 31, 2024	29,995,000	29,995									243,530	(689,303)	2,608	(413,170)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(213,908)	-	(213,908)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	2,275	2,275
Balance at June 30, 2024	29,995,000	29,995	-	-	-	-	-	-	-	-	243,530	(903,211)	4,883	(624,803)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(197,846)	-	(197,746)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(19,151)	(19,151)
Balance at September 30, 2024	29,995,000	$29,995	-	$-	-	$-	-	$-	-	$-	$243,530	$(1,100,957)	$(14,268)	$(841,700)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended September 30, 2024 and 2023

Unaudited

	Six Months Ended
	September 30,	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(411,654)	$(54,105)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	71,921	157
Amortization of operating lease ROU assets	150,385	-
Changes in assets and liabilities
Increase in accounts receivable	(26,738)	-
Increase in advances to suppliers	(12,384)	(27,554)
Increase in due from relates parties	(429)	-
Increase in other receivables and current assets	(32,050)	-
Increase in advances from customer	4,130	13,630
Increase in accounts payable and accrued expenses	6,883	10,017
Increase in other payables	19,207	-
Decrease in contract liability	-	(2,800)
Increase in operating lease liabilities	7,571	-
Net cash used in operating activities	(223,158)	(60,655)

Cash flows from investing activities
Purchase of fixed assets	(44,820)	-
Net cash used in investing activities	(44,820)	-

Cash flows from financing activities
Proceeds from in shareholder loan	-	115,335
Proceeds from in related party payables	138,745	-
Net cash provided by financing activities	138,745	115,335

Net (decrease) increase of cash and cash equivalents	(129,233)	54,680

Effect of foreign currency translation on cash and cash equivalents	84	-
Cash and cash equivalents – beginning	166,552	354
Cash and cash equivalents – ending	$37,403	$55,034

Supplementary cash flow information:
Interest paid	$-	$-

Non-cash financing and investing activities:
Related party debt forgiven as additional paid-in capital	$-	$83,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(UNAUDITED)

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

Dao Ling Doctor (Zhejiang) Health Management Limited (“Dao Ling Doctor Zhejiang”) was incorporated as a wholly-owned subsidiary of Dao Ling Doctor Hangzhou on November 30, 2023 under the laws of the People’s Republic of China, with its principal place of business situated in Hangzhou, Zhejiang Province. Its primary business involves providing professional technical operation support and maintenance services to distributors of the “Dao Ling Doctor” brand, and collecting technical service fees.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on May 16, 2024

Use of Estimates

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

Exchange rate used for the translation as follows:

US$ to RMB	Period End	Average
September 30, 2024	7.0181	7.2015
March 31, 2024	7.2212	7.1533
September 30, 2023	N/A	N/A

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

There was no impairment loss on property and equipment for the six months ended September 30, 2024 and 2023.

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

Online platform technical operation support and maintenance services

The Company provides technical operation support and maintenance services for its online platforms, ensuring platform functionality, continuous availability, and technical support for end-users.

Revenue from technical operation support and maintenance services is recognized ratably over each service period as the service is provided, or upon completion of the service. Billing frequency may vary (e.g., weekly, monthly, quarterly, or upon completion), depending on the contract terms. Each billing cycle or completed service period represents a distinct performance obligation, with revenue recognized upon completion and invoicing for that period’s service.

The major direct cost of providing these services is wages and salaries, which are included in SG&A expenses. In instances where payments are received in advance, they are recorded as contract liabilities (deferred revenue) until the services are delivered.

For each revenue stream, the Company is a principal because it controls the specified goods or services before they are transferred to the customer. As a principal, the Company is primarily responsible for fulfilling the contractual obligations, has discretion in establishing the price, and bears the risk of inventory or service provision until completion, therefore revenue is recognized on a gross basis for each revenue stream.

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

As of September 30, 2024 and March 31, 2024, the Company does not have any potentially dilutive instrument.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $1,100,957 as of September 30, 2024 and negative working capital of $986,427. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLES

Accounts receivables, net comprised of the following:

	September 30, 2024	March 31, 2024
Accounts receivables	$29,333	$2,001
Less: Allowance for doubtful accounts	-	-
Total, net	$29,333	$2,001

There was no allowance for credit loss expenses for the six months ended September 30, 2024 and 2023, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net comprised of the following:

	September 30, 2024	March 31, 2024
At Cost:
Leasehold improvements in progress	$-	$72,574
Leasehold improvements	257,066	144,532
Office furniture and equipment	18,100	5,997
Total cost	275,166	223,103
Less: Accumulated depreciation	(81,280)	(7,333)
Total, net	$193,886	$215,770

Depreciation expenses was $71,921 and $157 for the six months ended September 30, 2024 and 2023, respectively.

NOTE 6 – LOANS PAYABLE

The Company has outstanding loans payable to unrelated third parties in the amount of $431,362 and $419,229 as of September 30, 2024 and March 31, 2024, respectively. These loans are unsecured, non-interest-bearing, with a maturity date of October 19, 2026.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

During the six months ended September 30, 2024, the Company did not repay or received advances from Mr. Wan, our President for working capital purpose. The outstanding amount due to Mr. Wan was $280,907 and $295,336 as of September 30, 2024 and March 31, 2024. The advance is unsecured, non-interest-bearing and due on demand.

During the six months ended September 30, 2024, the Company borrowed funds in the amount of $157,745 from Tairan Baohe Insurance Sales Co., Ltd. (“Tairan”), an entity where Mr. Wan’s spouse is a shareholder, for working capital purpose. The outstanding amount due to Tairan was $484,462 and $318,507 as of September 30, 2024 and March 31, 2024. The loan is unsecured, non-interest-bearing and due on demand.

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. As of September 30, 2024 and March 31, 2024, deferred tax assets resulted from NOLs of approximately $112,000 and $97,000, respectively. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

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

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Six months Ended September 30,
	2024	2023
United States	$(70,281)	$(54,105)
Hong Kong		-
China	(341,373)	-
Total	$(411,654)	$(54,105)

The following table summarizes a reconciliation of income tax expense for operations, calculated at the statutory income tax rate to total income tax expense (benefit):

	Six months Ended September 30,
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

NOTE 10 – DISAGGREGATION OF REVENUE

The Company disaggregates its revenue by major revenue streams, as the Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

	Six months Ended September 30,
	2024	2023
Online advertising	$-	$1,200
Sales of goods (Health and beauty products)	123,736	-
Technical operation support and maintenance services	251,507	-
Total	$375,243	$1,200

NOTE 11 – LEASES

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

Operating lease expenses were $157,955 and $nil for the six months ended September 30, 2024 and 2023, respectively.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Six months Ended September 30,
	2024	2023
Lease cost
Operating lease cost	$157,955	$-

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$-	$-
Weighted average remaining lease term – operating leases (in years)	1.25	-
Average discount rate – operating lease	4.75%	-%

The supplemental balance sheet information related to leases is as follows:

	September 30, 2024	March 31, 2024
Operating leases
Right-of-use assets	$401,256	$539,946
Operating lease liabilities	$331,653	$314,775

The undiscounted future minimum lease payment schedule as follows:

For the year ending March 31,
2025 (6 months remaining)	335,607
Thereafter	-
Total undiscounted lease payments	335,607
Less: interest	(3,954)
Total lease liabilities	331,653

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2024 through the date the financial statements were issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the six months ended September 30, 2024.

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

On September 6, 2024, the holders of a majority of the issued and outstanding voting securities of the Company approved an amendment to its Certificate of Incorporation increase in the number of authorized shares of common stock of the Company from thirty million (30,000,000) shares of common stock, par value $0.001 per share, to six billion (6,000,000,000) shares of common stock, par value $0.00001 per share (the “Authorized Capital Increase”). Upon the effectiveness of the Authorized Capital Increase, the shares of common stock will be categorized as follows: 1,200,000,000 Class A shares, 1,200,000,000 Class B shares, 1,200,000,000 Class C shares, 1,200,000,000 Class D shares, and 1,200,000,000 Class E shares. On the same day, the Certificate of Amendment to the Certificate of Incorporation of the Company was filed with New York State Department effectuating the Authorized Capital Increase.

Results of Operation for the three months ended September 30, 2024 and 2023

	2024	2023	$ Changed	% Changed
Revenue	173,174	-	173,174	100.00%
Cost of revenues	14,373	-	14,373	100.00%
Selling, general and administrative expenses	356,569	24,378	332,191	1362.67%
Loss from operations	(197,768)	(24,378)	(173,390)	711.26%
Other income (loss)	22	-	22	100.00%
Net loss	(197,746)	(24,378)	(173,368)	711.17%

During the three months ended September 30, 2024 and 2023, the Company generated revenue in the amount of $173,174 and $nil, respectively. During the three months ended September 30, 2024 and 2023, the Company incurred operating expenses of $356,569 and $24,378, respectively. The increase in revenues and costs are related to the sales of health and beauty products which commenced since October 1, 2023. The Company also generated revenues in the amounts of $110,946 for its online platform technical operation support and maintenance services during the three months ended September 30, 2024.

The increase in operating expenses was mainly due to the increase in rental expenses and employee wages and benefits, which are related to the Company’s initiative for business expansion and additional revenue stream. The Company also incurred start-up costs such as cloud hosting expenses, development and maintenance costs in pursuit of its business plan.

For the three months ended September 30, 2024, our net loss was $197,746 comparing to a net loss of $24,378 for the three months ended September 30, 2023. The increase in net loss is mainly due to the increased operating expenses.

Results of Operation for the six months ended September 30, 2024 and 2023

	2024	2023	$ Changed	% Changed
Revenue	375,243	1,200	374,043	31170.25%
Cost of revenues	14,538	-	14,538	100.00%
Selling, general and administrative expenses	772,405	55,305	717,100	1296.63%
Loss from operations	(411,701)	(54,105)	(357,596)	660.93%
Other income (loss)	47	-	47	100.00%
Net loss	(411,654)	(54,105)	(357,549)	660.84%

During the six months ended September 30, 2024 and 2023, the Company generated revenue in the amount of $375,243 and $1,200, respectively. During the six months ended September 30, 2024 and 2023, the Company incurred operating expenses of $772,405 and $55,305, respectively. The increase in revenues and costs are related to the sales of health and beauty products which commenced since October 1, 2023. The Company also generated revenues in the amounts of $251,507 for its online platform technical operation support and maintenance services during the six months ended September 30, 2024.

The increase in operating expenses was mainly due to the increase in rental expenses and employee wages and benefits, which are related to the Company’s initiative for business expansion and additional revenue stream. The Company also incurred start-up costs such as cloud hosting expenses, development and maintenance costs in pursuit of its business plan.

For the six months ended September 30, 2024, our net loss was $411,654 comparing to a net loss of $54,105 for the six months ended September 30, 2023. The increase in net loss is mainly due to the increased operating expenses.

Equity and Capital Resources

As of September 30, 2024, we had an accumulated deficit of $1,100,957; cash of $37,403; and a working capital deficit of $986,427, compared to accumulated deficit of $689,303; cash of $166,552 and a working capital deficit of $647,227 as of March 31, 2024.

The increase in the working capital deficit was primarily driven by a rise in other receivables and current assets, an increase in account receivable, increased advances to suppliers, a increase in accounts payable and accrued expenses, and an increase in other payables, which affected available cash.

The Company’s net loss was partially offset by non-cash expenses, including $71,921 in depreciation and $150,385 in amortization related to right-of-use (ROU) assets, mainly associated with leased office spaces and leasehold improvements.

For the six months ended September 30, 2024, the Company purchased fixed assets totalling $44,820 and received advances of $138,745 from related parties for working capital. These advances are currently not due for repayment, and the shareholders are prepared to continue providing funding as needed.

As of September 30, 2024, we held approximately $37,403 in cash and cash equivalents and did not have any outstanding bank loans. Our liabilities are primarily funded by shareholder loans, which do not require immediate repayment. Operations are continuing as usual, and management is committed to implementing expense control measures in the near term to support liquidity.

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

The unaudited condensed and consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of September 30, 2024 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ANTIAGING QUANTUM LIVING INC

Date: November 14, 2024	/s/ Barry Wan
Barry Wan, Chief Executive Officer

Date: November 14, 2024	/s/ Barry Wan
Barry Wan, Chief Financial Officer

