Form 10-Q
period 2024-12-31
Antiaging Quantum Living Inc.
filed 2025-02-19
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ______

Commission File Number 000-56157

Antiaging Quantum Living Inc.

(Exact name of registrant as specified in its charter)

New York	47-2643986
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

135-27 38th Ave #388

Flushing, NY 11354

(Address of Principal Executive Offices) (Zip Code)

929-990-3255

(Registrant’s telephone number, including area code)

Former address: 133-27 39th Ave Ths #PH2A

Flushing, NY 11354

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

As of February 19, 2025, the registrant had 29,995,000 shares of Class A common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTIAGING QUANTUM LIVING INC

Condensed Consolidated Balance Sheets

As of December 31, 2024 and March 31, 2024

	December 31,	March 31,
	2024	2024
	Unaudited	Audited
ASSETS
Current Assets
Cash and cash equivalents	$202,487	$166,552
Accounts receivable, net	24,168	2,001
Advances to suppliers	134,457	27,000
Other receivables and current assets	298,561	28,668
Total Current Assets	659,673	224,221
Non-Current Assets
Property, plant and equipment, net	151,140	215,770
Other non-current assets	32,125	32,473
Operating lease right of use asset, net	733,522	539,946
Total Non-Current Assets	916,787	788,189
Total Assets	1,576,460	1,012,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	69,570	64,842
Other payables	26,669	7,422
Due to related parties	-	613,843
Taxes payable	3,375	1,124
Advances from customers	8,475	4,345
Operating lease liabilities - current portion	257,663	179,872
Total Current Liabilities	365,752	871,448
Non-Current Liabilities
Operating lease liabilities - non-current	488,560	134,903
Long term notes payable	825,742	-
Long term notes payable-related party	841,959	-
Other long-term liabilities	-	419,229
Total Non-Current Liabilities	2,156,261	554,132
Total Liabilities	2,522,013	1,425,580

Commitments and Contingencies	-	-

Shareholders’ Equity (Deficit)
Class A Common stock, $0.00001 par value; 1,200,000,000 shares authorized, 29,995,000 shares issued and outstanding	29,995	29,995
Class B Common stock, $0.00001 par value; 1,200,000,000 shares authorized, no shares issued and outstanding	-	-
Class C Common stock, $0.00001 par value; 1,200,000,000 shares authorized, no shares issued and outstanding	-	-
Class D Common stock, $0.00001 par value; 1,200,000,000 shares authorized, no shares issued and outstanding	-	-
Class E Common stock, $0.00001 par value; 1,200,000,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	243,530	243,530
Accumulated deficit	(1,230,111)	(689,303)
Accumulated other comprehensive income	11,033	2,608
Total Shareholders’ Deficit	(945,553)	(413,170)
Total Liabilities and Shareholders’ Deficit	$1,576,460	$1,012,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three and Nine months ended December 31, 2024 and 2023

Unaudited

	Three Months Ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Revenues, net	$154,471	$6,299	$529,714	$7,499
Cost of revenues	5,160	760	19,698	760
Gross profit	149,311	5,539	510,016	6,739

Operating expenses:
Selling and marketing expense	64,132	10,687	295,338	10,687
General and administrative expenses	283,993	91,945	825,193	147,251
Total operating expenses	348,125	102,632	1,120,531	157,938

Loss from operations	(198,814)	(97,093)	(610,515)	(151,199)

Other income (expenses):
Interest income	14	2	61	2
Other income, net	69,646	1	69,646	1
Total other income	69,660	3	69,707	3

Loss before income tax	(129,154)	(97,090)	(540,808)	(151,196)
Income tax expense	-	-	-	-
Net loss	$(129,154)	$(97,090)	$(540,808)	$(151,196)

Weighted average shares outstanding
Basic and diluted	29,995,000	29,995,000	29,995,000	29,995,000

Loss per share
Basic and diluted	$(0.0043)	$(0.0032)	$(0.0180)	$(0.0050)

Other comprehensive income (loss):
Net loss	$(129,154)	$(97,090)	$(540,808)	$(151,196)
Other comprehensive income (loss):
Foreign currency translation adjustment	25,301	(739)	8,425	(739)
Total comprehensive loss	$(103,853)	$(97,829)	$(532,383)	$(151,935)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Nine months ended December 31, 2024 and 2023

Unaudited

	Class A		Class B			Class C			Class D			Class E						Accumulated
	Common Stock		Common Stock			Common Stock			Common Stock			Common Stock			Additional			other
	Number of		Number of			Number of			Number of			Number of			Paid-in	Statutory	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount		Shares	Amount		Shares	Amount		Shares	Amount		Capital	Reserve	Deficit	Income (Loss)	Total
Balance at March 31, 2023	29,995,000	$29,995		$			$			$			$		$160,230	$-	$(276,332)	$-	$(86,107)
Shareholder loan cancellation															83,300				83,300
Net loss	-	-	-		-	-		-	-		-	-		-	-	-	(29,727)	-	(29,727)
Balance at June 30, 2023	29,995,000	29,995	-		-	-		-	-		-	-		-	243,530	-	(306,059)	-	(32,534)
Net loss	-	-	-		-	-		-	-		-	-		-	-		(24,378)	-	(24,378)
Balance at September 30, 2023	29,995,000	29,995	-		-	-		-	-		-	-		-	243,530	-	(330,437)	-	(56,912)
Net loss	-	-	-		-	-		-	-		-	-		-	-	-	(97,090)		(97,090)
Foreign currency translation adjustment	-	-	-		-	-		-	-		-	-		-	-	-	-	(739)	(739)
Balance at December 31, 2023	29,995,000	29,995	-		-	-		-	-		-	-		-	243,530	-	(427,527)	(739)	(154,741)

Balance at March 31, 2024	29,995,000	29,995													243,530	-	(689,303)	2,608	(413,170)
Net loss	-	-	-		-	-		-	-		-	-		-	-		(213,908)	-	(213,908)
Foreign currency translation adjustment	-	-	-		-	-		-	-		-	-		-	-	-	-	2,275	2,275
Balance at June 30, 2024	29,995,000	29,995	-		-	-		-	-		-	-		-	243,530	-	(903,211)	4,883	(624,803)
Net loss	-	-	-		-	-		-	-		-	-		-	-	-	(197,746)	-	(197,746)
Foreign currency translation adjustment	-	-	-		-	-		-	-		-	-		-	-	-	-	(19,151)	(19,151)
Balance at September 30, 2024	29,995,000	29,995	-		-	-		-	-		-	-		-	243,530	-	(1,100,957)	(14,268)	(841,700)
Net loss	-	-	-		-	-		-	-			-			-	-	(129,154)	-	(129,154)
Foreign currency translation adjustment	-	-	-		-	-		-	-			-			-	-	-	25,301	25,301
Balance at December 31, 2024	29,995,000	$29,995	-		$-	-		$-	-		$-	-		$-	$243,530	-	$(1,230,111)	$11,033	$(945,553)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC

Condensed Consolidated Statements of Cash Flows

For the Nine months ended December 31, 2024 and 2023

Unaudited

	Nine months ended
	December 31,	December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(540,808)	$(151,196)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	108,180	236
Amortization of operating lease ROU assets	256,749	50,550
Impairments and write-offs of assets	27,000	-
Changes in assets and liabilities
Increase in accounts receivable	(22,506)	-
Increase in advances to suppliers	(135,834)	(27,554)
Increase in prepaid expenses	(251,152)	(28,423)
Increase in other receivables and current assets	(22,490)	(34,189)
Increase in advances from customer	4,130	4,345
(Decrease) increase in accounts payable	(4,028)	9,470
Increase in accrued expenses and other payables	29,026	21,916
Increase in taxes payable	2,289	702
Decrease in contract liability	-	(2,800)
Decrease in operating lease liabilities	(18,000)	(357,459)
Net cash used in operating activities	(567,444)	(514,402)

Cash flows from investing activities
Purchase of fixed assets	(44,835)	(153,400)
Net cash used in investing activities	(44,835)	(153,400)

Cash flows from financing activities
Proceeds from borrowings	-	423,333
Proceeds from notes payable	416,777	-
Proceeds from related party payables	232,488	369,073
Net cash provided by financing activities	649,265	792,406

Net increase of cash and cash equivalents	36,986	124,604

Effect of foreign currency translation on cash and cash equivalents	(1,051)	690
Cash and cash equivalents – beginning	166,552	354
Cash and cash equivalents – ending	$202,487	$125,648

Supplementary cash flow information:
Interest paid	$-	$-

Non-cash financing and investing activities:
Repayment of related party debt	$-	$83,300
Recognized ROU assets through lease liabilities	$434,115	$671,570
Conversion of loan payable to promissory note payable	$1,138,564	$-

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

Anti-Aging Care LLC (“Anti-Aging Care”) was incorporated as a wholly-owned subsidiary of Antiaging Quantum Living Inc. on October 21, 2024 under the laws of New York.

The subsidiaries’ business includes e-commerce platform development and management, personalized marketing strategies, and brand licensing. It also provides technical support and maintenance for distributors, along with health consulting (excluding diagnosis and treatment), network security software development, and big data services. Through these integrated offerings, the group enhances the market presence and operational efficiency of the ‘Dao Ling Doctor’ brand.”

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

Exchange rate used for the translation as follows:

US$ to RMB	Period End	Average
December 31, 2024	7.2993	7.1981
March 31, 2024	7.2212	7.1533
December 31, 2023	7.0786	7.1512

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

Impairment of Other Assets

The Company has adopted Accounting Standards Codification subtopic 340-10, Other Assets (“ASC 340-10”). ASC 340-10 requires that prepaid expenses, deferred costs, and other capitalized expenditures be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets for impairment periodically, or more frequently if events and circumstances warrant. Indicators of impairment may include contract cancellations, supplier bankruptcy, significant adverse changes in expected future benefits, or other factors reducing the asset’s recoverability.

The Company assesses recoverability based on the expected future benefits associated with the asset. If it is determined that the carrying value is no longer recoverable, the asset is written down to its net realizable value or zero if no recovery is expected. Impairment losses, if any, are recorded in the income statement as a charge to expense.

Impairment loss on advances to suppliers was $27,000 and $nil for the nine months ended December 31, 2024, and 2023, respectively.

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

There was no impairment loss on property and equipment for the nine months ended December 31, 2024 and 2023.

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

As of December 31, 2024 and March 31, 2024, the Company does not have any potentially dilutive instrument.

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

Recent Accounting Pronouncements

In December 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. The amendments in this ASU are effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. The Company is evaluating the impact of the standard on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses. The guidance primarily will require enhanced disclosures about certain types of expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 and may be applied either on a prospective or retrospective basis. The Company is evaluating the impact of the standard on its consolidated financial statements and disclosures.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $1,230,111 as of December 31, 2024 and working capital of $293,921.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLES

Accounts receivables, net comprised of the following:

	December 31, 2024	March 31, 2024
Accounts receivables	$24,168	$2,001
Less: Allowance for doubtful accounts	-	-
Total, net	$24,168	$2,001

There was no allowance for credit loss expenses for the nine months ended December 31, 2024 and 2023, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net comprised of the following:

	December 31, 2024	March 31, 2024
At Cost:
Leasehold improvements in progress	$-	$72,574
Leasehold improvements	247,163	144,532
Office furniture and equipment	17,959	5,997
Total cost	265,122	223,103
Less: Accumulated depreciation	(113,982)	(7,333)
Total, net	$151,140	$215,770

Depreciation expenses was $108,180 and $236 for the nine months ended December 31, 2024 and 2023, respectively.

NOTE 6 – LOANS PAYABLE AND NOTES PAYABLE

The Company has outstanding loans payable to unrelated third parties in the amount of $nil and $419,229 as of December 31, 2024 and March 31, 2024, respectively. These loans were unsecured, non-interest-bearing, with a maturity date of October 19, 2026.

On December 31, 2024, the Company entered into a promissory note agreement totaling $825,742, modifying the terms of the existing loan agreement, including an extension of the maturity date. As a result, the balance is classified as “Notes Payable” as of December 31, 2024. The prior period balance is presented as “Loan Payables,” consistent with the classification at that time. These notes are unsecured, non-interest-bearing, with a maturity date of December 31, 2029. The outstanding notes payable to unrelated third parties were $825,742 and $nil as of as of December 31, 2024 and March 31, 2024, respectively.

On December 31, 2024, the Company formalized an agreement with certain related parties, converting existing liabilities classified as “Due to Related Parties” in the amount of $841,959 into a promissory note with a maturity date of December 31, 2029. As a result, the balance is classified as “Notes Payable” as of December 31, 2024. The prior period balance remains classified as “Due to Related Parties,” consistent with the terms in effect at that time. These notes are unsecured, non-interest-bearing, with a maturity date of December 31, 2029. The outstanding notes payable related parties were $841,959 and $nil as of as of December 31, 2024 and March 31, 2024, respectively.

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

Advances from Mr. Wan

During the nine months ended December 31, 2024, the Company did not repay or received advances from Mr. Wan, our President for working capital purpose. The outstanding amount due to Mr. Wan was $nil and $295,336 as of December 31, 2024 and March 31, 2024, respectively. The advance is unsecured, non-interest-bearing and due on demand. On December 31, 2024, the Company formalized a promissory note agreement for $428,790 with a maturity date of December 31, 2029.

Advances from Tairan Baohe Insurance Sales Co., Ltd. (“Tairan”)

During the nine months ended December 31, 2024, the Company borrowed funds from Tairan, an entity where Mr. Wan’s spouse is a shareholder, for working capital purpose. The outstanding amount due to Tairan was $nil and $318,507 as of December 31, 2024 and March 31, 2024, respectively. The loan was unsecured, non-interest-bearing and due on demand. On December 31, 2024, the Company formalized a promissory note agreement for $383,598 with a maturity date of December 31, 2029.

Advances from New Lite Ventures LLC (“New Living”)

During the nine months ended December 31, 2024, the Company borrowed funds from New Living, an entity where Mr. Wan is a controlling member, for working capital purpose. The amount was unsecured, non-interest-bearing and due on demand. On December 31, 2024, the Company formalized a promissory note agreement for $29,571 with a maturity date of December 31, 2029.

Promissory notes payable

Promissory notes payable related parties comprised of the following:

	December 31, 2024	March 31, 2024
Mr. Wan	$428,790	$-
Tairan	383,598	-
New Living	29,571	-
Total	$841,959	$-

All promissory notes are unsecured, non-interest-bearing, and have a maturity date of December 31, 2029.

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. As of December 31, 2024 and March 31, 2024, deferred tax assets resulted from NOLs of approximately $126,000 and $97,000, respectively. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

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

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Nine months Ended December 31,
	2024	2023
United States	$(145,345)	$(79,382)
Hong Kong	-	-
China	(395,463)	(71,814)
Total	$(540,808)	$(151,196)

The following table summarizes a reconciliation of income tax expense for operations, calculated at the statutory income tax rate to total income tax expense (benefit):

	Nine months Ended December 31,
	2024	2023
Income tax expense at federal statutory rate	21.0%	21.0%
Income tax expense at state statutory rate	7.5%	7.5%
Income tax expense at PRC statutory rate	25.0%	25.0%
Increases/(decreases) due to:
Foreign tax rate differential	-%	-%
Change in valuation allowance	(53.5)%	(53.5)%
Effective tax rate	-%	-%

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

	Nine months Ended December 31,
	2024	2023
Online advertising	$-	$1,200
Sales of goods (Health and beauty products)	-	6,299
Technical operation support and maintenance services	529,714	-
Total	$529,714	$7,499

NOTE 11 – LEASES

The Company has two operating leases for its office space and retail space.

Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate the present value is incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each leases based primarily on its lease term.

Operating lease expenses were $256,750 and $53,022 for the nine months ended December 31, 2024 and 2023, respectively.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine months Ended December 31,
	2024	2023
Lease cost
Operating lease cost	$256,750	$53,022

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$12,000	$359,930
Weighted average remaining lease term – operating leases (in years)	3	2
Average discount rate – operating lease	5.88%	4.75%

The supplemental balance sheet information related to leases is as follows:

	December 31, 2024	March 31, 2024
Operating leases
Right-of-use assets	$733,522	$539,946
Operating lease liabilities	$746,223	$314,775

The undiscounted future minimum lease payment schedule as follows:

For the year ending March 31,
2025 (3 months remaining)	340,677
2026	73,080
2027	75,272
2028	77,531
2029	79,856
Thereafter	209,958
Total undiscounted lease payments	856,374
Less: interest	(110,151)
Total lease liabilities	746,223

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2024 through the date the financial statements were issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the nine months ended December 31, 2024.

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

Results of Operation for the three months ended December 31, 2024 and 2023

	2024	2023	$ Changed	% Changed
Revenue	154,471	6,299	148,172	2352.31%
Cost of revenues	5,160	760	4,400	578.95%
Selling, general and administrative expenses	348,125	102,632	245,493	239.20%
Loss from operations	(198,814)	(97,093)	(101,721)	104,77%
Other income (loss)	69,660	3	69,657	2321900.00%
Net loss	(129,154)	(97,090)	(32,064)	33.03%

During the three months ended December 31, 2024 and 2023, the Company generated revenue in the amount of $154,471 and $6,299, respectively. During the three months ended December 31, 2024 and 2023, the Company incurred operating expenses of $348,125 and $102,632, respectively. The increase in revenues and costs are related to revenues generated from its online platform technical operation support and maintenance services during the three months ended December 31, 2024.

The increase in operating expenses was mainly due to the increase in rental expenses and employee wages and benefits, which are related to the Company’s initiative for business expansion and additional revenue stream. The Company also incurred start-up costs such as cloud hosting expenses, development and maintenance costs in pursuit of its business plan.

For the three months ended December 31, 2024, the Company received a renovation subsidy of $69,646 in addition to interest income, which was recognized as other income.

For the three months ended December 31, 2024, our net loss was $129,154 comparing to a net loss of $97,090 for the three months ended December 31, 2023. The increase in net loss is mainly due to the increased operating expenses.

Results of Operation for the nine months ended December 31, 2024 and 2023

	2024	2023	$ Changed	% Changed
Revenue	529,714	7,499	522,215	6963.80%
Cost of revenues	19,698	760	18,938	2491.84%
Selling, general and administrative expenses	1,120,531	157,938	962,593	604.48%
Loss from operations	(610,515)	(151,199)	(459,316)	303.78%
Other income (loss)	69,707	3	69,704	2323466.67%
Net loss	(540,808)	(151,196)	(389,612)	257.69%

During the nine months ended December 31, 2024, and 2023, the Company generated revenues of $529,714 and $7,499, respectively, and incurred operating expenses of $1,120,531 and $157,938, respectively. The increase in revenue and costs was primarily due to revenues generated from its online   platform technical operation support and maintenance services, which was $529,714 for the nine months ended December 31, 2024, compared to $nil in same period in 2023. In contrast, revenue for the nine months ended December 31, 2023, was solely from health and beauty product sales and online advertising in the amount of $7,499.

The increase in operating expenses was mainly due to the increase in rental expenses and employee wages and benefits, which are related to the Company’s initiative for business expansion and additional revenue stream. The Company also incurred start-up costs such as cloud hosting expenses, development and maintenance costs in pursuit of its business plan.

For the nine months ended December 31, 2024, the Company received renovation subsidy of $69,647, which was recognized as other income, along with interest income.

For the nine months ended December 31, 2024, our net loss was $540,808 comparing to a net loss of $151,196 for the nine months ended December 31, 2023. The increase in net loss is mainly due to the increased operating expenses.

Equity and Capital Resources

As of December 31, 2024, we had an accumulated deficit of $1,230,111; cash of $202,487; and working capital of $293,921, compared to accumulated deficit of $689,303; cash of $166,552 and a working capital deficit of $647,227 as of March 31, 2024.

The increase in the working capital was primarily driven by the conversion of certain debts into long-term notes payable, along with increases in other receivables and current assets. Additionally, there was a rise in accounts receivable, advances to suppliers, accounts payable and accrued expenses, and other payables, which impacted available cash.

The Company’s net loss was partially offset by non-cash expenses, including $108,180 in depreciation and $256,749 in amortization related to right-of-use (ROU) assets, mainly associated with leased office and retail spaces and leasehold improvements.

During the nine months ended December 31, 2024, and 2023, the Company purchased fixed assets totaling $44,835 and $153,400, respectively. It also received advances of $232,488 and $369,075 from related parties for working capital, which shareholders are prepared to provide additional funding as needed. The Company also borrowed $416,777 and $423,333 from unrelated third parties during the nine months ended December 31, 2024, and 2023, respectively. A total of $1,138,564 in debt was converted into long-term notes payable, representing a non-cash financing activity.

As of December 31, 2024, we held approximately $202,487 in cash and cash equivalents. Our liabilities are primarily funded by shareholder loans and unrelated parties’ loans, which do not require immediate repayment. Operations are continuing as usual, and management is committed to implementing expense control measures in the near term to support liquidity.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of December 31, 2024 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ANTIAGING QUANTUM LIVING INC

Date: February 19, 2025	/s/ Barry Wan
Barry Wan, Chief Executive Officer

Date: February 19, 2025	/s/ Barry Wan
Barry Wan, Chief Financial Officer

