Form 10-K
period 2025-03-31
Antiaging Quantum Living Inc.
filed 2025-07-02
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2025

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

+1 929-990-3255

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and non-voting shares of the Company’s Class A common stock held by non-affiliates based on the last sale of the Class A Common Stock on September 30, 2024, was $779,500.

Number of shares outstanding of each of the issuer’s classes of common stock on March 31, 2025: Class A Common Stock: 29,995,000.

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

PART I

Item 1. Business

History and Overview

Antiaging Quantum Living Inc., previously known as Achison Inc., (the “Company”) is a New York corporation formed on December 29, 2014. Our current principal executive office is 135-27 38th Ave #388, Flushing, NY 11354, New York. Tel: 929-990-3255.

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

On June 6, 2024, the holders of a majority of the issued and outstanding voting securities of the Company approved, by written consent, an amendment to its Certificate of Incorporation of the Company to increase in the number of authorized shares of common stock of the Company from thirty million (30,000,000) shares of common stock, par value $0.001 per share, to six billion (6,000,000,000) shares of common stock, par value $0.00001 per share (the “Authorized Capital Increase”). Upon the effectiveness of the Authorized Capital Increase, the shares of common stock will be categorized as follows: 1,200,000,000 Class A shares, 1,200,000,000 Class B shares, 1,200,000,000 Class C shares, 1,200,000,000 Class D shares, and 1,200,000,000 Class E shares.

On June 6, 2024, the Certificate of Amendment to the Certificate of Incorporation was filed with New York State Department effectuating the Authorized Capital Increase.

Products and Services

Our current services will focus on website development, maintenance and online business advertisement. Meanwhile, we will also search for different business opportunities to be acquired by the Company.

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

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company owns no real estate. We currently maintain our corporate office at 135-27 38th Ave #388, Flushing, NY 11354, Tel: 929-990-3255. The President of the Company provides the office space at no cost.

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

Year 2024	Low	High
January 1 through March 31, 2024	$0.53	$0.99
April 1 through June 30, 2024	$0.54	$0.87
July 1 through September 30, 2024	$0.51	$1.00
October 1 through December 31, 2024	$0.70	$1.06

Year 2025	Low	High
January 1 through March 31, 2025	$0.31	$1.00
April 1 through June 29, 2025	$0.30	$1.00

Holders

There are approximately 36 holders of the Company’s Class A Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

Common Stock Currently Outstanding

As of March 31, 2025, 29,995,000 shares of Class A common stock were issued and outstanding.

Repurchases of Equity Securities

None

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC.

Transfer Agent

Dynamic Stock Transfer, Inc., 15233 Ventura Blvd., Suite 710, Sherman Oaks, CA, 91403 is the registrar and transfer agent for the Company’s common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and cash flows for the years ended March 31, 2025 and 2024, and financial conditions as of March 31, 2025, and 2024 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

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

On September 6, 2024, the holders of a majority of the issued and outstanding voting securities of the Company approved an amendment to its Certificate of Incorporation increase in the number of authorized shares of common stock of the Company from thirty million (30,000,000) shares of common stock, par value $0.001 per share, to six billion (6,000,000,000) shares of common stock, par value $0.00001 per share. Upon the effectiveness of the Authorized Capital Increase, the shares of common stock will be categorized as follows: 1,200,000,000 Class A shares, 1,200,000,000 Class B shares, 1,200,000,000 Class C shares, 1,200,000,000 Class D shares, and 1,200,000,000 Class E shares. On the same day, the Certificate of Amendment to the Certificate of Incorporation of the Company was filed with New York State Department effectuating the Authorized Capital Increase.

Results of Operation for the years ended March 31, 2025 and 2024

	2025	2024	$ Changed	% Changed
Revenue	817,898	7,499	810,399	10806.76%
Cost of revenues	389,381	771	388,610	50403.37%
Gross profit	428,517	6,728	421,789	6269.16%
Gross margin	52.4%	89.7%
Selling, general and administrative expenses	1,218,476	419,745	798,731	190.29%
Loss from operations	(789,959)	(413,017)	(376,942)	91.27%
Other income (loss)	69,550	46	69,504	151095.65%
Net loss	(720,409)	(412,971)	(307,438)	74.45%

During the years ended March 31, 2025 and 2024, the Company generated revenues of $817,898 and $7,499, respectively. The increase in revenue was primarily due to the launch and provision of online platform technical operation support and maintenance services, which accounted for the entire revenue for the year; as compared to $nil in same period in 2024. In contrast, revenue for the year ended March 31, 2024, which was derived from health and beauty product sales and online advertising in the amount of $7,499. The Company did not generate any revenue from health and beauty product sales and online advertising for the year ended March 31, 2025.

Cost of revenues was $389,381 and $771 for the years ended March 31, 2025 and 2024, respectively. Gross profit increased to $428,517 (gross margin of 52.4%) for the year ended March 31, 2025, as compared to gross profit of $6,728 (gross margin of 89.7%) for the year ended Macrh3 1, 2024. The change in gross margin is primarily due to the shift in revenue streams and the commencement of the new technical support and maintenance services business in 2025, which carries a different cost structure.

The Company incurred operating expenses of $1,218,476 and $419,745 for the years ended March 31, 2025 and 2024, respectively. The increase in operating expenses was mainly due to the increase in rental expenses and employee wages and benefits, relating to the Company’s initiative for business expansion and additional revenue stream. The Company also incurred start-up costs such as cloud hosting expenses, development and maintenance costs in pursuit of its business plan.

For the year ended March 31, 2025, the Company received renovation subsidy of $69,471, which was recognized as other income, along with interest income of $79.

For the year ended March 31, 2025, our net loss was $720,409 comparing to a net loss of $412,971 for the year ended March 31, 2024. The increase in net loss is mainly due to the increased operating expenses.

Equity and Capital Resources

As of March 31, 2025, we had an accumulated deficit of $1,409,712 and working capital of $132,689, compared to accumulated deficit of $689,303 and a working capital deficit of $647,227 as of March 31, 2024.

The increase in the working capital was primarily driven by the conversion of certain due on demand debts into long-term notes payable, along with increases in other receivables and current assets. Additionally, there was a rise in accounts receivable and advances to suppliers offset by decrease in operating lease liabilities which impacted available cash.

The Company’s net loss was partially offset by non-cash expenses, including $144,271 in depreciation and amortization, and $330,671 in amortization related to right-of-use (ROU) assets, mainly associated with leased office and retail spaces and leasehold improvements.

During the years ended March 31, 2025 and 2024, the Company purchased fixed assets and intangible assets totaling $63,345 and $224,248, respectively.

During the years ended March 31, 2025 and 2024, the Company received advances of $364,303 and $616,866 from related parties for working capital purposes, which shareholders are prepared to provide additional funding as needed. The Company also borrowed $803,734 and $423,209 from an unrelated third party during the years ended March 31, 2025 and 2024, respectively. On December 31, 2024, a total of $1,284,103 debt owed to related party and third party were converted into long-term notes payable, representing a non-cash financing activity. On March 31, 2025, the Company entered into Tripartite Debt Assignment Agreements with Mr. Barry Wan (a related party) and the unrelated third-party original lender, pursuant to which certain loans and notes totaling $1,216,440 were legally assigned to Mr. Wan.

As of March 31, 2025, we held approximately $370,549 in cash and cash equivalents. Our liabilities are primarily funded by shareholder loans and unrelated parties’ loans, which do not require immediate repayment. Operations are continuing as usual, and management is committed to implementing expense control measures in the near term to support liquidity.

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

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-2.

ANTIAGING QUANTUM LIVING INC.

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Antiaging Quantum Living Inc.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of Antiaging Quantum Living Inc. and its subsidiaries (the ‘Company’) as of March 31, 2025, and the related consolidated statements of operations and comprehensive loss, consolidated statement of changes in shareholders’ deficit, and consolidated statements of cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, as of March 31, 2025, the Company incurred a net loss of $720,409 and had an accumulated deficit of $1,409,712. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions that gives rise to the substantial doubt that exists about the Company’s ability to continue as a going concern and management’s plans to mitigate this matter are also described in Note 3.

These financial statements do not include any adjustments that may be necessary to reflect the effects on the recoverability and classification of assets and additional liabilities that may arise if the Company is not able to continue as a going concern. Our opinion is not modified with respect to this matter.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The financial statements of the Company as of and for the year ended March 31, 2024, were audited by other auditors, whose report dated April 16, 2024, expressed an unqualified opinion on those statements.

/s/ J&S ASSOCIATE PLT

Certified Public Accountants

PCAOB No: 6743

We have served as the Company’s auditor since 2025.

Kuala Lumpur, Malaysia

July 2, 2025

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

North Carolina

April 16, 2024

ANTIAGING QUANTUM LIVING INC.

Consolidated Balance Sheets

As of March 31, 2025 and 2024

	March 31,	March 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$370,549	$166,552
Accounts receivable, net	85,788	2,001
Advances to suppliers	132,123	27,000
Other receivables and current assets	222,055	28,668
Total Current Assets	810,515	224,221
Non-Current Assets
Property, plant and equipment, net	120,769	215,770
Intangible assets, net	13,551	-
Other non-current assets	-	32,473
Operating lease right of use asset, net	644,515	539,946
Total Non-Current Assets	778,835	788,189
Total Assets	1,589,350	1,012,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	50,244	64,842
Other payables	49,097	7,422
Due to related parties	520,000	613,843
Taxes payable	3,960	1,124
Advances from customers	8,475	4,345
Operating lease liabilities - current portion	46,050	179,872
Total Current Liabilities	677,826	871,448
Non-Current Liabilities
Operating lease liabilities - non-current	366,740	134,903
Other long-term liabilities	-	419,229
Long term notes and loans payable-related party	1,674,801	-
Total Non-Current Liabilities	2,041,541	554,132
Total Liabilities	2,719,367	1,425,580

Commitments and Contingencies	-	-

Shareholders’ Equity
Class A Common stock, $0.00001 par value; 1,200,000,000 shares authorized, 29,995,000 shares issued and outstanding	29,995	29,995
Class B Common stock, $0.00001 par value; 1,200,000,000 shares authorized, no shares issued and outstanding	-	-
Class C Common stock, $0.00001 par value; 1,200,000,000 shares authorized, no shares issued and outstanding	-	-
Class D Common stock, $0.00001 par value; 1,200,000,000 shares authorized, no shares issued and outstanding	-	-
Class E Common stock, $0.00001 par value; 1,200,000,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	243,530	243,530
Accumulated deficit	(1,409,712)	(689,303)
Accumulated other comprehensive income	6,170	2,608
Total Shareholders’ Deficit	(1,130,017)	(413,170)
Total Liabilities and Shareholders’ Deficit	$1,589,350	$1,012,410

The accompanying notes are an integral part of these audited consolidated financial statements.

ANTIAGING QUANTUM LIVING INC.

Consolidated Statements of Operations and Comprehensive Income

For the Years ended March 31, 2025 and 2024

	Years ended
	March 31,	March 31,
	2025	2024
Revenues, net	$817,898	$7,499
Cost of revenues	389,381	771
Gross profit	428,517	6,728

Operating expenses:
Selling and marketing expense	158,136	71,236
General and administrative expenses	1,060,340	348,509
Total operating expenses	1,218,476	419,745

Loss from operations	(789,959)	(413,017)

Other income:
Interest income	79	45
Other income, net	69,471	1
Total other income	69,550	46

Loss before income tax	(720,409)	(412,971)

Income tax expense	-	-
Net loss	$(720,409)	$(412,971)

Weighted average shares outstanding
Basic and diluted	29,995,000	29,995,000

Loss per share
Basic and diluted	$(0.0240)	$(0.0138)

Comprehensive income (loss):
Net loss	$(720,409)	$(412,971)
Other comprehensive income (loss):
Foreign currency translation income	3,562	2,608
Total comprehensive loss	$(716,847)	$(410,363)

The accompanying notes are an integral part of these audited consolidated financial statements.

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

Consolidated Statements of Changes in Shareholders’ Deficit

For the Years Ended March 31, 2025 and 2024

	Class A		Class B		Class C		Class D		Class E
	Common Stock		Common Stock		Common Stock		Common Stock		Common Stock				Accumulated
	Number of		Number of		Number of		Number of		Number of		Additional Paid-in	Accumulated	other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at March 31, 2023	29,995,000	$29,995	-	$-	-	$-	-	$-	-	$-	$160,230	$(276,332)	$-	$(86,107)
Shareholder loan cancellation			-	-	-	-	-	-	-	-	83,300	-	-	83,300
Net income			-	-	-	-	-	-	-	-	-	(412,971)	-	(412,971)
Foreign currency translation adjustment			-	-	-	-	-	-	-	-	-	-	2,608	2,608
Balance at March 31, 2024	29,995,000	$29,995	-	$-	-	$-	-	$-	-	$-	$243,530	$(689,303)	$2,608	$(413,170)

Balance at March 31, 2024	29,995,000	$29,995	-	$-	-	$-	-	$-	-	$-	$243,530	$(689,303)	$2,608	$(413,170)
Net income			-	-	-	-	-	-	-	-	-	(720,409)	-	(720,409)
Foreign currency translation adjustment			-	-	-	-	-	-	-	-	-	-	3,562	3,562
Balance at March 31, 2025	29,995,000	$29,995	-	$-	-	$-	-	$-	-	$-	$243,530	$(1,409,712)	$6,170	$(1,130,017)

The accompanying notes are an integral part of these audited consolidated financial statements.

ANTIAGING QUANTUM LIVING INC (FKA. ACHISON INC)

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2025 and 2024

	Years ended
	March 31,	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(720,409)	$(412,971)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	144,271	6,986
Amortization of operating lease ROU assets	330,671	126,302
Write-off of assets	27,000	-
Changes in assets and liabilities
Increase in accounts receivable	(84,267)	(2,001)
Increase in advances to suppliers	(132,123)	(27,000)
Increase in prepaid expenses	(65,489)	(27,377)
Increase in other receivables and current assets	(96,097)	(1,519)
Increase in other non-current assets	-	(32,781)
(Decrease) increase in accounts payable	(4,428)	6,879
(Decrease) increase in accrued and other payables	(5,813)	61,869
Increase in other payable	44,793	8,610
Decrease in contract liability	-	(2,800)
Increase in due to a related party	-	-
Decrease in operating lease liabilities	(338,389)	(353,610)
Net cash used in operating activities	(900,280)	(649,413)

Cash flows from investing activities
Purchase of fixed assets	(49,488)	(224,248)
Purchase of intangible assets	(13,857)	-
Net cash used in investing activities	(63,345)	(224,248)

Cash flows from financing activities
Proceeds from borrowings	803,734	423,209
Proceeds from related party payables	364,303	616,866
Net cash provided by financing activities	1,168,037	1,040,075

Net increase of cash and cash equivalents	204,412	166,414

Effect of foreign currency translation on cash and cash equivalents	(415)	(216)
Cash and cash equivalents – beginning	166,552	354
Cash and cash equivalents – ending	$370,549	$166,552

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing and investing activities:
Repayment of related party debt	$-	$83,300
Recognized ROU assets through lease liabilities	$424,790	$671,373
Conversion of loan payable to promissory note payable	$1,284,103	$-
Debt assignment to related party	$1,216,440	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) in the stockholder’s equity (deficits) section of the balance sheets. Cash flows are translated at the weighted average exchange rate for the year, except for those arising from transactions involving balances that are translated at historical rates. The effect of exchange rate changes on cash and cash equivalents is presented as a separate line item in the consolidated statements of cash flows.

Exchange rate used for the translation as follows:

US$ to RMB	Period End	Average
March 31, 2025	7.2567	7.2163
March 31, 2024	7.2212	7.1533

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

Other receivables and current assets

Other receivables and current assets consist primarily of prepaid expenses, advances, and refundable security deposits. These items are recorded at their original transaction amounts and are not discounted as the impact of discounting is not material to the consolidated financial statements. The Company evaluates the collectability of other receivables on a regular basis and establishes allowances for estimated credit losses, if necessary, in accordance with ASC 326.

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

Write-offs on advances to suppliers was $27,000 and $nil for the years ended March 31, 2025 and 2024, respectively.

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset.

Property and equipment are depreciated on a straight-line basis over the following periods:

Leasehold improvements	2 years
Office furniture and equipment	3 years

Intangible assets

Intangible assets are carried at cost, net of accumulated amortization. Expenditures that enhance the functionality or extend the useful life of the intangible asset are capitalized. When intangible assets are retired or otherwise disposed of, the related gain or loss is included in operating income.

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Intangible assets are amortized on a straight-line basis over the following periods:

Patent	10 years

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

There was no impairment loss on property and equipment or intangible assets for the years ended March 31, 2025 and 2024, respectively.

Customer Advances

The Company records customer advances as liabilities when consideration is received in advance of the transfer of goods. These advances are recognized as revenue when the performance obligations associated with the advance are satisfied. These advances relate to the advance payment for orders of goods placed by the customers.

Leases

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

Revenue from these services is recognized ratably over each service period as the services are rendered, or upon completion of the service, depending on the nature of the arrangement. Billing frequency may vary (e.g., weekly, monthly, quarterly, or upon completion) as specified in the respective contracts. Service fees are determined based on contract terms and may be structured as fixed fees, milestone-based pricing, or as a percentage of gross transaction value (GTV) generated from the customer’s e-commerce platform. Each billing period or completed service cycle represents a distinct performance obligation, with revenue recognized upon completion and invoicing.

The major direct cost of providing these services is wages and salaries.

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

Defined Contribution Plans

The Company contributes to various government-mandated employee benefit plans in the People’s Republic of China, including pension, medical, unemployment, and housing provident funds. These contributions are made in accordance with local laws and regulations and are expensed as incurred. The Company’s obligations under these plans are limited to the amounts required to be contributed. For the years ended March 31, 2025 and 2024, the Company contributed approximately $165,510 and $25,830, respectively.

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

As of March 31, 2025 and 2024, the Company does not have any potentially dilutive instrument.

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

Segment reporting

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of the chief executive officer of the Company’s management team. Consequently, the Company has determined that it has only one reportable operating segment.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Customer Share-Based Payment Awards, clarifies how entities account for share-based consideration payable to a customer. The ASU requires customer awards with vesting conditions tied to purchases to be treated as performance conditions, eliminates the forfeiture policy election, and states that the variable consideration constraint under ASC 606 does not apply to these awards. The standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Accounting Acquirer in a Business Combination Involving a Variable Interest Entity, clarifies that when a business that is a VIE is acquired primarily with equity interests, the determination of the accounting acquirer should follow ASC 805 rather than defaulting to the primary beneficiary under ASC 810. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect a material impact upon adoption.

ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, removes the guidance previously provided under SAB 121 and codified in ASC 405-S99. The amendment reflects the SEC’s rescission of SAB 121 and clarifies that custodians of crypto-assets should assess loss contingencies under ASC 450-20. This update is effective retrospectively for public business entities for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

ASU 2025-01, Presentation of Financial Statements (Topic 220): Clarifying the Effective Date of Disaggregation of Income Statement Expenses, confirms the effective date of ASU 2024-03 for public business entities. The guidance requires disaggregated expense information in the income statement and is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after that date. Early adoption is permitted. The Company is currently evaluating the impact of this standard.

ASU 2024-03, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. The amendments in this ASU are effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. The Company is evaluating the impact of the standard on its consolidated financial statements and disclosures.

ASU 2024-03, Disaggregation of Income Statement Expenses. The guidance primarily will require enhanced disclosures about certain types of expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 and may be applied either on a prospective or retrospective basis. The Company is evaluating the impact of the standard on its consolidated financial statements and disclosures.

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

Management does not believe that other recently issued but not yet adopted accounting pronouncements will have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $1,409,712 as of March 31, 2025 and working capital of $132,689. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLES

Accounts receivables, net comprised of the following:

	March 31, 2025	March 31, 2024
Accounts receivables	$85,788	$2,001
Less: Allowance for doubtful accounts	-	-
Total, net	$85,788	$2,001

There was no allowance for credit loss expenses for the years ended March 31, 2025 and 2024, respectively.

NOTE 5 – OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets, net comprised of the following:

	March 31, 2025	March 31, 2024
Other receivables and prepayments	$165,740	$28,668
Security deposits	56,315	-
Less: Allowance for credit loss	-	-
Total, net	$222,055	$28,668

There was no allowance for credit loss expenses for the years ended March 31, 2025 and 2024, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net comprised of the following:

	March 31, 2025	March 31, 2024
At Cost:
Leasehold improvements in progress	$-	$72,574
Leasehold improvements	248,614	144,532
Office furniture and equipment	22,716	5,997
Total cost	271,330	223,103
Less: Accumulated depreciation	(150,561)	(7,333)
Total, net	$120,769	$215,770

Depreciation expenses were $65,120 and $354 for the years ended March 31, 2025 and 2024, respectively.

NOTE 7 – INTANGIBLE ASSET

Intangible asset, net comprised of the following:

	March 31, 2025	March 31, 2024
At Cost:
Patent	$13,781	$-
Total cost	13,781	-
Less: Accumulated amortization	(230)	-
Total, net	$13,551	$-

Amortization expenses were $230 and $nil for the years ended March 31, 2025 and 2024, respectively.

The amortization expenses for the succeeding five years as follows:

For the year ending March 31,
2026	$1,385
2027	1,385
2028	1,385
2029	1,385
2030	1,385
Total	$6,925

NOTE 8 – LOANS PAYABLE AND NOTES PAYABLE

The Company has outstanding loans payable to one unrelated third party in the amount of $nil and $419,229 as of March 31, 2025 and 2024, respectively. These loans were unsecured, non-interest-bearing, had a maturity date of October 19, 2026.

On December 31, 2024, the Company entered into a promissory note agreement amending the terms of existing loan agreements with outstanding balances of CNY 3,931,167 (approximately $538,568). and CNY 2,096,172 (approximately $287,174), including an extension of the maturity date to December 31, 2029 As a result, the outstanding balances are classified as “Notes Payable”. These notes are unsecured, non-interest-bearing, and with a maturity date of December 31, 2029. In prior periods, these balances are presented as “Loan Payables” consistent with the classification applicable at that time.

On March 24, 2025, the Company borrowed CNY 2,800,000 ($386,042) from the unrelated third party pursuant to a loan agreement. The loan is unsecured, non-interest-bearing, with a maturity date of December 9, 2027.

On March 31, 2025, the Company entered into a Tripartite Debt Assignment Agreement with Mr. Barry Wan (a related party) and the unrelated party, pursuant to which the CNY 2,096,172 ($288,860) note, the CNY 2,800,000 ($385,850) loan, and the CNY 3,931,167 ($541,730) note; were legally assigned to Mr. Wan. Following the assignment, Mr. Wan became the holder of the obligations under the same terms and conditions. (Refer to Note 9 for details)

As of March 31, 2025, there was no outstanding balance of the Notes Payable and loans payable to unrelated third party. As of March 31, 2025 and 2024, the outstanding notes and loans payable to unrelated third parties were $nil and $nil, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties comprised of the following:

	March 31, 2025	March 31, 2024
Barry Wan (“Mr. Wan”)	$520,000	$265,336
New Lite Ventures LLC (“New Lite”)	-	30,000
Tairan Baohe Insurance Sales Co., Ltd. (“Tairan”)	-	318,507
Total	$520,000	$613,843

Due to related parties balances above are unsecured and non-interest-bearing.

Promissory notes payable and loans payable

Promissory notes payable and loans payable related parties comprised of the following:

	March 31, 2025	March 31, 2024
Mr. Wan – Promissory note maturity date December 31, 2029	$1,259,380	$-
Mr. Wan – Loans maturity date December 9, 2027	385,850	-
New Lite – Promissory note maturity date December 31, 2029	29,571	-
Total	$1,674,801	$-

All promissory notes and loans payable are unsecured and non-interest-bearing.

Loan from shareholders

Upon consummation of the change of control which resulted from that certain SPA entered into on April 10, 2023, the balance of the $83,300 shareholder loan was waived by Mr. Zhang in its entirety, which was recognized as an equity transaction with the shareholder.

Advances from Mr. Wan

During the year ended March 31, 2025, the Company received advances from Mr. Wan, our President for working capital purpose. The outstanding amount due to Mr. Wan was $520,000 and $295,336 as of March 31, 2025 and 2024, respectively. The advance is unsecured, non-interest-bearing and due on demand. On December 31, 2024, the Company formalized a promissory note agreement for $428,790 with a maturity date of December 31, 2029.

Debt Assignment to Mr. Wan

On March 31, 2025, the Company entered into a Tripartite Debt Assignment Agreement with Mr. Barry Wan (a related party) and the unrelated third party original lender, pursuant to which the CNY 2,096,172 ($288,860) note, the CNY 2,800,000 ($385,850) loan, and the CNY 3,931,167 ($541,730) note; were legally assigned to Mr. Wan. Following the assignment, Mr. Wan became the holder of the obligations under the same terms and conditions.

Advances from Tairan Baohe Insurance Sales Co., Ltd. (“Tairan”)

During the year ended March 31, 2025, the Company borrowed funds from Tairan, an entity where Mr. Wan’s spouse is a shareholder, for working capital purpose. The outstanding amount due to Tairan was $nil and $318,507 as of March 31, 2025 and 2024, respectively. The loan was unsecured, non-interest-bearing and due on demand. On December 31, 2024, the Company formalized a promissory note agreement for CNY 2,800,000 (approximately $383,598) with a maturity date of December 31, 2029. Subsequently, on March 24, 2025, the Company repaid the full outstanding balance to Tairan. As a result, the amount due to Tairan was $nil as of March 31, 2025.

Advances from New Lite Ventures LLC (“New Lite”)

During the year ended March 31, 2025, the Company borrowed funds from New Lite, an entity where Mr. Wan is a controlling member, for working capital purpose. The amount was unsecured, non-interest-bearing and due on demand.

On December 31, 2024, the Company formalized a promissory note agreement for $29,571 with a maturity date of December 31, 2029.

NOTE 10 – INCOME TAX

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. As of March 31, 2025, deferred tax assets resulted from NOLs of approximately $165,000, respectively. The deferred tax asset has been fully reserved by a valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

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

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. NOLs can typically carried forward for a certain number of years (usually five years) to offset against future taxable income. As of March 31, 2025, the Company’s PRC operations had net operating losses which resulted in deferred tax assets of approximately $169,000. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

Income Taxes Paid

For the years ended March 31, 2025 and 2024, the Company did not pay any income taxes, either domestically or in foreign jurisdictions.

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Years ended March 31,
	2025	2024
United States	$(322,344)	$(135,502)
Hong Kong	-	-
China	(398,065)	(277,469)
Total	$(720,409)	$(412,971)

The following table summarizes a reconciliation of income tax expense for operations, calculated at the statutory income tax rate to total income tax expense (benefit):

	Years ended March 31,
	2025	2024
Loss before income taxes	$(720,409)	$(412,971)
U.S. federal tax benefit (21%)	(67,692)	(28,455)
State tax benefit (7.5%), net of federal benefit	(19,099)	(8,028)
PRC tax benefit (25%)	(99,516)	(69,367)
Hong Kong tax benefit (16.5%)	-	-
Income tax expense (benefits) at statutory rate	(186,307)	(105,851)
Foreign tax rate differential	-	-
Change in valuation allowance	186,307	105,851
Other	-	-
Provision for income taxes	$-	$-
Effective tax rate	0%	0%

NOTE 11 – SHAREHOLDERS’ EQUITY

The Company is authorized to issued 1,200,000,000 shares of Class A common stock, 1,200,000,000 Class B common stock, 1,200,000,000 Class C common stock, 1,200,000,000 Class D common stock, and 1,200,000,000 Class E common stock; all with a par value of $0.00001 per share.

As of March 31, 2025, the Company had 29,995,000 shares of Class A common stock issued and outstanding; and no shares of Class B, Class C, Class D, or Class E common stock were issued and outstanding.

On March 28, 2023, the Company amended its article with New York State to change the authorized common shares with a par value of $0.001 to 30,000,000 shares, no preferred shares.

During the year ended March 31, 2024, a shareholder loan in the amount of $83,300 was forgiven by our former President and recorded as additional paid-in capital.

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

NOTE 12 – DISAGGREGATION OF REVENUE

The Company disaggregates its revenue by major revenue streams, as the Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

	Years ended March 31,
	2025	2024
Online advertising	$-	$1,200
Sales of goods (Health and beauty products)	-	6,299
Technical operation support and maintenance services	817,898	-
Total	$817,898	$7,499

NOTE 13 - OTHER INCOME

For the year ended March 31, 2025, the Company received renovation subsidy of $69,471, which was recognized as other income, along with interest income.

NOTE 14 – LEASES

The Company has various operating leases for its office space and retail space.

Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate the present value is incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each leases based primarily on its lease term.

Certain lease agreements may include renewal options that are exercisable at the Company’s discretion. The Company includes renewal periods in the lease term when it is reasonably certain that the renewal option will be exercised. For leases where the renewal is not reasonably certain, the extension options are excluded from the measurement of lease liabilities and right-of-use assets. The lease term used reflects only the non-cancellable period and any renewal options that the Company is reasonably certain to exercise.

Operating lease expenses were $330,671 and $126,302 for the years ended March 31, 2025 and 2024, respectively. The Company did not have short-term leases or subleases for the years ended March 31, 2025 and 2024. Lease payments are fixed and increase annually according to the stated terms in the lease agreements. The Company does not have any variable lease payments.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Years ended March 31,
	2025	2024
Lease cost
Operating lease cost	$330,671	$126,302

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$338,389	$356,441
Weighted average remaining lease term – operating leases (in years)	6.57	1.75
Average discount rate – operating lease	7.00%	4.75%

The supplemental balance sheet information related to leases is as follows:

	March 31, 2025	March 31, 2024
Operating leases
Right-of-use assets	$644,515	$539,946
Operating lease liabilities	$412,790	$314,775

The undiscounted future minimum lease payment schedule as follows:

For the year ending March 31,
2026	$73,080
2027	75,272
2028	77,530
2029	79,856
2030	82,252
Thereafter	127,706
Total undiscounted lease payments	515,696
Less: interest	(102,906)
Total lease liabilities	$412,790

NOTE 15 – RISKS, COMMITMENTS AND CONTINGENCIES

Litigations and claims

To the best of the Company’s knowledge and based on information available as of March 31, 2025 and 2024, the Company is not involved in any material claims or legal actions arising from the ordinary course of business. However, the Company is exposed to various risks and uncertainties that could potentially result in litigation or claims in the future. The Company continuously evaluates these contingencies and will adjust its disclosures as necessary.

Concentration Risks

For the year ended March 31, 2025, 100% of the Company’s revenue was derived from a single customer. As of March 31, 2025, 100% of the Company’s accounts receivable balance was due from this customer.

The Company is economically dependent on this customer, and the loss of this relationship could have a material adverse effect on its financial condition, results of operations, and cash flows.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2025 through the date the financial statements were issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the year ended March 31, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 15, 2024, the Board of Directors of the Company received the formal notice that the former accountant PWN LLP (“PWN”), had made the decision to resign as the accountant effective April 15, 2024. On July 25, 2024, the Board of Directors of the Company voted unanimously to accept the resignation.

The reports of PWN on the Company’s consolidated financial statements for the fiscal year ended March 31, 2024 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company’s consolidated financial statements for the fiscal year ended March 31, 2024, there were no disagreements with PWN on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of PWN, would have caused PWN to make reference to the matter in their report. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the fiscal year ended March 31, 2024.

On July 25, 2024, J&S Associate PLT, (the “J&S”) was appointed as the Company’s independent registered public accounting firm for the financial period ending June 30, 2024, subject to completion of its standard client acceptance procedures.

During the two most recent fiscal years and the subsequent interim periods preceding the J&S’s appointment as independent accountant, the Company has not consulted with J&S with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company’s consolidated financial statements, or any other matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of March 31, 2025 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2025. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Dingshan Zhang (1)	60	President, CEO, CFO and Director (Resigned in April 2023)	2019
Jing Wan (2)	36	President, CEO, CFO and Director (Resigned in June 2023)	2023
Barry Wan (3)	36	President, CEO, CFO and Director (Appointed in June 2023)	2023

(1)	Mr. Zhang resigned as a Director, President, CEO and CFO of the Company on April 10, 2023.
(2)	Ms. Wan was resigned as a Director, President, CEO and CFO of the Company on June 16, 2023.
(3)	Mr. Wan was appointed as a Director, President, CEO and CFO of the Company on June 16, 2023.

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

Item 11. Executive Compensation

During the three years ended March 31, 2025, 2024 and 2023, no salaries were paid to any officers or directors.

Executive compensation during the three years ended March 31, 2025, 2024 and 2023 were as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dingshan Zhang, Former Chief Executive Officer / Chief Financial Officer (1)	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

Jing Wan, Former Chief Executive Officer / Chief Financial Officer (2)	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

Barry Wan, Chief Executive Officer / Chief Financial Officer (3)	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

(1)	Mr. Zhang resigned as a Director, President, CEO and CFO of the Company on April 10, 2023.
(2)	Ms. Wan resigned as a Director, President, CEO and CFO of the Company on June 16, 2023.
(3)	Mr. Wan was appointed as a Director, President, CEO and CFO of the Company on June 16, 2023

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of March 31, 2025.

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

Item 12. Security ownership of certain beneficial owners and management

The following table sets forth, as of March 31, 2025, the number and percentage of our outstanding shares of Class A common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding Class A common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Our Class A common stock beneficially owned and percentage ownership was based on 29,995,000 shares outstanding on March 31, 2025.

Title of Class	Name and Address Of Beneficial Owner	Position	Amount and Nature Of Beneficial Ownership	Percent Of Class(1)

Class A Common Stock	New Lite Ventures LLC A.K.A New Living Ventures LLC, 135-27 38th Ave #388 Flushing, NY 11354 (2)(3)	-	29,215,000	97.40%
Class A Common Stock	Barry Wan, CEO, CFO and Director, 135-27 38th Ave #388 Flushing, NY 11354 (3)	-	29,215,000	97.40%
Class A Common Stock	All Officers and Directors As a Group (1 person)		0	0%

(1)	Based upon 29,995,000 shares outstanding as of March 31, 2025.
(2)	Mr. Barry Wan has voting and dispositive power over the shares owned by New Living Ventures LLC
(3)	It includes the shares owned by New Living Ventures LLC, a Delaware limited liability company, which is controlled by Mr. Barry Wan, our CEO and CFO.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has been provided office space by its President at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to related parties

Due to related parties comprised of the following:

	March 31, 2025	March 31, 2024
Barry Wan (“Mr. Wan”)	$520,000	$265,336
New Lite Ventures LLC (“New Lite”)	-	30,000
Tairan Baohe Insurance Sales Co., Ltd. (“Tairan”)	-	318,507
Total	$520,000	$613,843

Due to related parties balances above are unsecured and non-interest-bearing.

Promissory notes payable and loans payable

Promissory notes payable and loans payable related parties comprised of the following:

	March 31, 2025	March 31, 2024
Mr. Wan – Promissory note maturity date December 31, 2029	$1,259,380	$-
Mr. Wan – Loans maturity date December 9, 2027	385,850	-
New Lite – Promissory note maturity date December 31, 2029	29,571	-
Total	$1,674,801	$-

All promissory notes and loans payable are unsecured and non-interest-bearing.

Loan from shareholders

Upon consummation of the change of control which resulted from that certain SPA entered into on April 10, 2023, the balance of the $83,300 shareholder loan was waived by Mr. Zhang in its entirety, which was recognized as an equity transaction with the shareholder.

Advances from Mr. Wan

During the year ended March 31, 2025, the Company received advances from Mr. Wan, our President for working capital purpose. The outstanding amount due to Mr. Wan was $520,000 and $295,336 as of March 31, 2025 and 2024, respectively. The advance is unsecured, non-interest-bearing and due on demand. On December 31, 2024, the Company formalized a promissory note agreement for $428,790 with a maturity date of December 31, 2029.

Debt Assignment to Mr. Wan

On March 31, 2025, the Company entered into a Tripartite Debt Assignment Agreement with Mr. Barry Wan (a related party) and the unrelated third party original lender, pursuant to which the CNY 2,096,172 ($288,860) note, the CNY 2,800,000 ($385,850) loan, and the CNY 3,931,167 ($541,730) note; were legally assigned to Mr. Wan. Following the assignment, Mr. Wan became the holder of the obligations under the same terms and conditions.

Advances from Tairan Baohe Insurance Sales Co., Ltd. (“Tairan”)

During the year ended March 31, 2025, the Company borrowed funds from Tairan, an entity where Mr. Wan’s spouse is a shareholder, for working capital purpose. The outstanding amount due to Tairan was $nil and $318,507 as of March 31, 2025 and 2024, respectively. The loan was unsecured, non-interest-bearing and due on demand. On December 31, 2024, the Company formalized a promissory note agreement for CNY 2,800,000 (approximately $383,598) with a maturity date of December 31, 2029. Subsequently, on March 24, 2025, the Company repaid the full outstanding balance to Tairan. As a result, the amount due to Tairan was $nil as of March 31, 2025.

Advances from New Lite Ventures LLC (“New Lite”)

During the year ended March 31, 2025, the Company borrowed funds from New Lite, an entity where Mr. Wan is a controlling member, for working capital purpose. The amount was unsecured, non-interest-bearing and due on demand.

On December 31, 2024, the Company formalized a promissory note agreement for $29,571 with a maturity date of December 31, 2029.

Item 14. Principal Accounting Fees and Services

During 2025 and 2024, PWN LLP and J&S Associate PLT, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended March 31, 2025 as contained in this Report, are estimated and included for the fiscal year ended March 31, 2025.

	Years ended March 31,
	2025	2024

Audit Fees – PWN LLP	$-	$15,000
Audit Fees – J&S Associate PLT	$25,000	-
Audit-Related Fees	$24,000	$20,000
All Other Fees	$-	$550
Total Fees	$49,000	$35,500

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by J&S Associate PLT. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with J&S Associate PLT independence as our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

3.1*	Certificate of Amendment of the Certificate of Incorporation (filed as exhibit to the Form 8-K filed with the SEC on June 21, 2024)

3.2 *	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 2, 2016)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Incorporated by reference to the Company’s Form 8-K as filed with the SEC on June 21, 2024.

** Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of July, 2025

Antiaging Quantum Living Inc.

By:	/s/ Barry Wan
Barry Wan, President
Chief Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

Dated: July 2, 2025	By:	/s/ Barry Wan
Barry Wan
CEO, CFO, Sec. and Director

EXHIBIT INDEX

3.1*	Certificate of Amendment of the Certificate of Incorporation (filed as exhibit to the Form 8-K filed with the SEC on June 21, 2024)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 2, 2016)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on June 21, 2024.

**	Filed herewith

