Form 10-Q
period 2025-06-30
Antiaging Quantum Living Inc.
filed 2025-08-14
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

N/A(Former name, former address and former fiscal year, if changed since last report)

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

As of August 14, 2025, the registrant had 29,995,000 shares of Class A common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTIAGING QUANTUM LIVING INC.

Condensed Consolidated Balance Sheets

As of June 30, 2025 and March 31, 2025

	June 30,	March 31,
	2025	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$405,725	$370,549
Accounts receivable, net	276,268	85,788
Advances to suppliers	115,737	132,123
Other receivables and current assets	222,342	222,055
Total Current Assets	1,020,072	810,515
Non-Current Assets
Property and equipment, net	83,499	120,769
Intangible assets, net	13,378	13,551
Operating lease right of use asset, net	555,527	644,515
Total Non-Current Assets	652,404	778,835
Total Assets	1,672,476	1,589,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	63,935	50,244
Other payables	28,695	49,097
Due to related parties	740,000	520,000
Taxes payable	10,241	3,960
Advances from customers	8,475	8,475
Operating lease liabilities - current portion	58,353	46,050
Total Current Liabilities	909,699	677,826
Non-Current Liabilities
Operating lease liabilities - non-current	343,493	366,740
Long term notes and loans payable-related party	1,690,610	1,674,801
Total Non-Current Liabilities	2,034,103	2,041,541
Total Liabilities	2,943,802	2,719,367

Commitments and Contingencies	-	-

Shareholders’ Equity
Class A Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; 29,995,000 shares issued and outstanding at June 30, 2025 and March 31, 2025	29,995	29,995
Class B Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and March 31, 2025	-	-
Class C Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and March 31, 2025	-	-
Class D Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and March 31, 2025	-	-
Class E Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and March 31, 2025	-	-
Additional paid-in capital	243,530	243,530
Accumulated deficit	(1,543,084)	(1,409,712)
Accumulated other comprehensive (loss) income	(1,767)	6,170
Total Shareholders’ Deficit	(1,271,326)	(1,130,017)
Total Liabilities and Shareholders’ Deficit	$1,672,476	$1,589,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three months ended June 30, 2025 and 2024

Unaudited

	Three months ended
	June 30,	June 30,
	2025	2024

Revenues, net	$291,438	$202,069
Cost of revenues	56,706	165
Gross profit	234,732	201,904

Operating expenses:
Selling and marketing expense	12,612	130,933
General and administrative expenses	360,323	284,904
Total operating expenses	372,935	415,837

Loss from operations	(138,203)	(213,933)

Other income (expenses):
Interest income	21	25
Other income (expense), net	10,810	-
Total other income	10,831	25

Loss before income tax	(127,372)	(213,908)

Income tax expense	6,000	-
Net loss	$(133,372)	$(213,908)

Weighted average shares outstanding
Basic and diluted	29,995,000	29,995,000

Loss per share
Basic and diluted	$(0.0045)	$(0.0071)

Comprehensive income (loss):
Net loss	$(133,372)	$(213,908)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,937)	2,275
Total comprehensive loss	$(141,309)	$(211,633)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the Three months ended June 30, 2025 and 2024

Unaudited

	Class A Common stock		Additional		Accumulated other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total

Balance at March 31, 2024	29,995,000	$29,995	$243,530	$(689,303)	$2,608	$(413,170)
Net income		-	-	(213,908)	-	(213,908)
Foreign currency translation adjustment		-	-	-	2,275	2,275
Balance at June 30, 2024	29,995,000	29,995	243,530	(903,211)	4,883	(624,803)

Balance at March 31, 2025	29,995,000	29,995	243,530	(1,409,712)	6,170	(1,130,017)
Net income		-	-	(133,372)	-	(133,372)
Foreign currency translation adjustment		-	-	-	(7,937)	(7,937)
Balance at June 30, 2025	29,995,000	29,995	243,530	(1,543,084)	(1,767)	(1,271,326)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC.

Condensed Consolidated Statements of Cash Flows

For the Three months ended June 30, 2025 and 2024

Unaudited

	Three months ended
	June 30, 2025	June 30, 2024

Cash flows from operating activities
Net loss	$(133,372)	$(213,908)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	35,782	20,457
Amortization of operating lease ROU assets	98,337	78,541
Impairments and write-offs of assets	3,934	-
Changes in assets and liabilities
Increase in accounts receivable	(187,547)	(3,999)
Decrease (increase) in advances to suppliers	16,386	(6,918)
Decrease (increase) in other receivables and current assets	1,282	(42,476)
Increase in accounts payable	14,934	314
(Decrease) increase in accrued and other payables	(22,655)	50,602
Increase in taxes payable	6,177	3,230
Decrease in operating lease liabilities	(18,000)	-
Decrease in other long-term liabilities	-	(99,636)
Net cash used in operating activities	(184,742)	(213,793)

Cash flows from investing activities
Purchase of fixed assets	(1,089)	(29,643)
Net cash used in investing activities	(1,089)	(29,643)

Cash flows from financing activities
Proceeds from related party payables	220,000	199,803
Net cash provided by financing activities	220,000	199,803

Net increase (decrease) of cash and cash equivalents	34,169	(43,633)

Effect of foreign currency translation on cash and cash equivalents	1,007	(268)
Cash and cash equivalents – beginning	370,549	166,552
Cash and cash equivalents – ending	$405,725	$122,651

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on July 2, 2025.

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

Exchange rate used for the translation as follows:

US$ to RMB	Period End	Average
June 30, 2025	7.1636	7.2331
March 31, 2025	7.2567	7.2163
June 30, 2024	7.2673	7.2416

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

Advances to Suppliers

The Company occasionally makes advance payments to suppliers, contractors, and service providers to secure future deliveries of goods or completion of services. These advances are recorded as assets on the balance sheet and are reclassified to the appropriate expense or asset account (such as inventory, property and equipment, or repairs and maintenance) when the related goods are received or the services are rendered. These advances may include, but are not limited to, payments for inventory goods to be sold, deposits for services, or prepayments for capital improvements.

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

Write-offs on advances to suppliers was $nil and $nil for the three months ended June 30, 2025 and 2024, respectively.

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

Impairment loss on property and equipment or intangible assets were $3,934 and $nil for the three months ended June 30, 2025 and 2024, respectively.

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

Defined Contribution Plans

The Company contributes to various government-mandated employee benefit plans in the People’s Republic of China, including pension, medical, unemployment, and housing provident funds. These contributions are made in accordance with local laws and regulations and are expensed as incurred. The Company’s obligations under these plans are limited to the amounts required to be contributed. For the three months ended June 30, 2025 and 2024, the Company contributed approximately $12,570 and $48,725, respectively.

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

As of June 30, 2025 and March 31, 2025, the Company does not have any potentially dilutive instrument.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $1,543,084 as of June 30, 2025 and working capital of $110,373. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLES

Accounts receivables, net comprised of the following:

	June 30, 2025	March 31, 2025
Accounts receivables	$276,268	$85,788
Less: Allowance for credit loss	-	-
Total, net	$276,268	$85,788

There was no allowance for credit loss expenses for the three months ended June 30, 2025 and 2024, respectively.

NOTE 5 – OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets, net comprised of the following:

	June 30, 2025	March 31, 2025
Other receivables and prepayments	$165,608	$165,740
Security deposits	56,734	56,315
Less: Allowance for credit loss	-	-
Total, net	$222,342	$222,055

There was no allowance for credit loss expenses for the three months ended June 30, 2025 and 2024, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net comprised of the following:

	June 30, 2025	March 31, 2025
At Cost:
Leasehold improvements in progress	$-	$-
Leasehold improvements	247,873	248,614
Office furniture and equipment	23,850	22,716
Total cost	271,723	271,330
Less: Accumulated depreciation	(188,224)	(150,561)
Total, net	$83,499	$120,769

Depreciation expenses were $35,436 and $20,457 for the three months ended June 30, 2025 and 2024, respectively.

Impairment losses were $3,934 and $nil for the three months ended June 30, 2025 and 2024, respectively.

NOTE 7 – INTANGIBLE ASSET

Intangible asset, net comprised of the following:

	June 30, 2025	March 31, 2025
At Cost:
Patent	$13,960	$13,781
Total cost	13,960	13,781
Less: Accumulated amortization	(582)	(230)
Total, net	$13,378	$13,551

Amortization expenses were $346 and $nil for the three months ended June 30, 2025 and 2024, respectively.

The amortization expenses for the succeeding five years as follows:

For the year ending March 31,
2026 (9 months remaining)	$1,047
2027	1,396
2028	1,396
2029	1,396
2030	1,396
Total	$6,631

NOTE 8 – LOANS PAYABLE AND NOTES PAYABLE

On December 31, 2024, the Company entered into a promissory note agreement amending the terms of existing loan agreements with outstanding balances of CNY 3,931,167 (approximately $538,568). and CNY 2,096,172 (approximately $287,174), including an extension of the maturity date to December 31, 2029. As a result, the outstanding balances are classified as “Notes Payable”. These notes are unsecured, non-interest-bearing, and with a maturity date of December 31, 2029. In prior periods, these balances are presented as “Loan Payables” consistent with the classification applicable at that time.

On March 24, 2025, the Company borrowed CNY 2,800,000 ($386,042) from the unrelated third party pursuant to a loan agreement. The loan is unsecured, non-interest-bearing, with a maturity date of December 9, 2027.

On March 31, 2025, the Company entered into a Tripartite Debt Assignment Agreement with Mr. Barry Wan (a related party) and the unrelated party, pursuant to which the CNY 2,096,172 ($288,860) note, the CNY 2,800,000 ($385,850) loan, and the CNY 3,931,167 ($541,730) note; were legally assigned to Mr. Wan. Following the assignment, Mr. Wan became the holder of the obligations under the same terms and conditions. (Refer to Note 9 for details)

As of June 30, 2025 and March 31, 2025, there was no outstanding balance of the Notes Payable and loans payable to unrelated third party.

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties comprised of the following:

	June 30, 2025	March 31, 2025
Barry Wan (“Mr. Wan”)	$740,000	$520,000
Total	$740,000	$520,000

Due to related parties balances above are unsecured and non-interest-bearing.

Promissory notes payable and loans payable

Promissory notes payable and loans payable related parties comprised of the following:

	June 30, 2025	March 31, 2025
Mr. Wan – Promissory note maturity date December 31, 2029	$1,270,174	$1,259,380
Mr. Wan – Loans maturity date December 9, 2027	390,865	385,850
New Lite – Promissory note maturity date December 31, 2029	29,571	29,571
Total	$1,690,610	$1,674,801

All promissory notes and loans payable are unsecured and non-interest-bearing.

Advances from Mr. Wan

During the three months ended June 30, 2025, the Company received advances from Mr. Wan, our President for working capital purpose. The outstanding amount due to Mr. Wan was $740,000 and $520,000 as of June 30, 2025 and March 31, 2025, respectively. The advance is unsecured, non-interest-bearing and due on demand. On December 31, 2024, the Company formalized a promissory note agreement for $428,790 with a maturity date of December 31, 2029.

Debt Assignment to Mr. Wan

On March 31, 2025, the Company entered into a Tripartite Debt Assignment Agreement with Mr. Barry Wan (a related party) and the unrelated third-party original lender, pursuant to which the CNY 2,096,172 ($288,860) note, the CNY 2,800,000 ($385,850) loan, and the CNY 3,931,167 ($541,730) note; were legally assigned to Mr. Wan. Following the assignment, Mr. Wan became the holder of the obligations under the same terms and conditions.

Advances from Tairan Baohe Insurance Sales Co., Ltd. (“Tairan”)

During the year ended March 31, 2025, the Company borrowed funds from Tairan, an entity where Mr. Wan’s spouse is a shareholder, for working capital purpose. The outstanding amount due to Tairan was $nil and $nil as of June 30, 2025 and March 31, 2025, respectively. The loan was unsecured, non-interest-bearing and due on demand. On December 31, 2024, the Company formalized a promissory note agreement for CNY 2,800,000 (approximately $383,598) with a maturity date of December 31, 2029. Subsequently, on March 24, 2025, the Company repaid the full outstanding balance to Tairan. As a result, the amount due to Tairan was $nil as of June 30, 2025.

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. As of June 30, 2025, deferred tax assets resulted from NOLs of approximately $210,000, respectively. The deferred tax asset has been fully reserved by a valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

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

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. NOLs can typically carried forward for a certain number of years (usually five years) to offset against future taxable income. As of June 30, 2025, the Company’s PRC operations had net operating losses which resulted in deferred tax assets of approximately $148,000. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

Income Taxes Paid

For the three months ended June 30, 2025 and 2024, the Company did not pay any income taxes, either domestically or in foreign jurisdictions.

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Three months ended June 30,
	2025	2024
United States	$(212,309)	$(62,956)
Hong Kong	-	-
China	84,937	(150,952)
Total	$(127,372)	$(213,908)

The following table summarizes a reconciliation of income tax expense for operations, calculated at the statutory income tax rate to total income tax expense (benefit):

	Three months ended June 30,
	2025	2024
Loss before income taxes	$(127,372)	$(213,908)
U.S. federal tax benefits (21%)	(44,585)	(13,220)
State tax benefit, net of federal benefits	(12,579)	(3,730)
PRC tax expenses (benefits) (25%)	21,234	(37,738)
Hong Kong tax benefits (16.5%)	-	-
Income tax expenses (benefits) at statutory rate	(35,930)	(54,688)
Foreign tax rate differential	-	-
Change in valuation allowance	41,930	54,688
Other	-	-
Provision for income taxes expenses (benefits)	$6,000	$-
Effective tax rate	0%	0%

NOTE 11 – SHAREHOLDERS’ EQUITY

The Company is authorized to issued 1,200,000,000 shares of Class A common stock, 1,200,000,000 Class B common stock, 1,200,000,000 Class C common stock, 1,200,000,000 Class D common stock, and 1,200,000,000 Class E common stock; all with a par value of $0.00001 per share.

As of June 30, 2025, the Company had 29,995,000 shares of Class A common stock issued and outstanding; and no shares of Class B, Class C, Class D, or Class E common stock were issued and outstanding.

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

	Three months ended June 30,
	2025	2024
Technical operation support and maintenance services	$291,438	$202,069
Total	$291,438	$202,069

NOTE 13 – LEASES

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

Operating lease expenses were $98,337 and $78,541 for the three months ended June 30, 2025 and 2024, respectively. The Company did not have short-term leases or subleases for the three months ended June 30, 2025 and 2024. Lease payments are fixed and increase annually according to the stated terms in the lease agreements. The Company does not have any variable lease payments.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three months ended June 30,
	2025	2024
Lease cost
Operating lease cost	$98,337	$78,541

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$18,000	$-
Weighted average remaining lease term – operating leases (in years)	6.25	1.5
Average discount rate – operating lease	7.00%	4.75%

The supplemental balance sheet information related to leases is as follows:

	June 30, 2025	March 31, 2025
Operating leases
Right-of-use assets	$555,527	$644,515
Operating lease liabilities	$401,846	$412,790

The undiscounted future minimum lease payment schedule as follows:

For the year ending March 31,
2026 (9 months remaining)	$55,080
2027	75,272
2028	77,531
2029	79,856
2030	82,252
Thereafter	127,707
Total undiscounted lease payments	497,698
Less: interest	(95,852)
Total lease liabilities	$401,846

NOTE 14 – RISKS, COMMITMENTS AND CONTINGENCIES

Litigations and claims

To the best of the Company’s knowledge and based on information available as of June 30, 2025, the Company is not involved in any material claims or legal actions arising from the ordinary course of business. However, the Company is exposed to various risks and uncertainties that could potentially result in litigation or claims in the future. The Company continuously evaluates these contingencies and will adjust its disclosures as necessary.

Concentration Risks

For the three months ended June 30, 2025, 100% of the Company’s revenue was derived from a single customer. As of June 30, 2025, 100% of the Company’s accounts receivable balance was due from this customer.

The Company is economically dependent on this customer, and the loss of this relationship could have a material adverse effect on its financial condition, results of operations, and cash flows.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2025 through the date the financial statements were issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the three months ended June 30, 2025.

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

Results of Operation for the three months ended June 30, 2025 and 2024

	2025	2024	$ Changed	% Changed
Revenue	291,438	202,069	89,369	44.23%
Cost of revenues	56,706	165	56,541	34,267.27%
Gross profit	234,732	201,904	32,828	16.26%
Gross margin	80.54%	99.9%		(19.38)%
Selling, general and administrative expenses	372,935	415,837	(42,902)	(10.32)%
Loss from operations	(138,203)	(213,933)	75,730	(35.40)%
Other income (loss)	10,831	25	10,806	43,224%
Income tax expenses (benefits)	6,000	-	6,000	100%
Net loss	(133,372)	(213,908)	80,536	(37.65)%

During the three months ended June 30, 2025 and 2024, the Company generated revenues of $291,438 and $202,069, respectively. The increase in revenue was primarily due to the online platform technical operation support and maintenance services, which accounted for the entire revenue for the period.

Cost of revenues was $56,706 and $165 for the three months ended June 30, 2025 and 2024, respectively. Gross profit increased to $234,732 (gross margin of 80.54%) for the three months ended June 30, 2025, as compared to gross profit of $201,904 (gross margin of 99.9%) for the three months ended June 30, 2024. The change in gross margin is primarily due to the shift in revenue streams to technical support and maintenance services business, which carries a different cost structure.

The Company incurred operating expenses of $372,935 and $415,837 for the three months ended June 30, 2025 and 2024, respectively. The decrease in operating expenses was mainly due to the decrease in employee wages and benefits and legal and professional fees.

For the three months ended June 30, 2025, the Company received renovation subsidy of $10,810, which was recognized as other income, along with interest income.

For the three months ended June 30, 2025, our net loss was $133,372 comparing to a net loss of $213,908 for the three months ended June 30, 2024. The decrease in net loss is mainly due to the increased revenues and increase of other income.

Equity and Capital Resources

As of June 30, 2025, we had an accumulated deficit of $1,543,084 and working capital of $110,373, compared to accumulated deficit of $1,409,712 and a working capital of $132,689 as of March 31, 2025.

The decrease in the working capital was primarily driven by the increases in accounts receivables offset by the increase in operating lease liabilities – current portion and due to related parties, which impacted available cash.

The Company’s net loss was partially offset by non-cash expenses, including $35,782 in depreciation and amortization, and $98,337 in amortization related to right-of-use (ROU) assets, mainly associated with leased office and retail spaces and leasehold improvements. Additionally, an increase of accounts receivables of $187,547 affected net cash used in operating activities for the three months ended June 30, 2025.

During the three months ended June 30, 2025 and 2024, the Company purchased fixed assets totaling $1,089 and $29,643, respectively.

During the three months ended June 30, 2025 and 2024, the Company received advances of $220,000 and $199,803 from related parties for working capital purposes, which shareholders are prepared to provide additional funding as needed.

As of June 30, 2025, we held approximately $405,725 in cash and cash equivalents. Our liabilities are primarily funded by shareholder loans and unrelated parties’ loans, which do not require immediate repayment. Operations are continuing as usual, and management is committed to implementing expense control measures in the near term to support liquidity.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of June 30, 2025 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ANTIAGING QUANTUM LIVING INC

Date: August 14, 2025	/s/ Barry Wan
Barry Wan, Chief Executive Officer

Date: August 14, 2025	/s/ Barry Wan
Barry Wan, Chief Financial Officer

