Form 10-Q
period 2025-09-30
Antiaging Quantum Living Inc.
filed 2025-11-12
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, the registrant had 29,995,000 shares of Class A common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTIAGING QUANTUM LIVING INC.

Condensed Consolidated Balance Sheets

As of September 30, 2025 and March 31, 2025

	September 30,	March 31,
	2025	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$455,446	$370,549
Accounts receivable, net	467,804	85,788
Inventory, net	72,250	-
Advances to suppliers	14,126	132,123
Other receivables and current assets	212,551	222,055
Total Current Assets	1,222,177	810,515
Non-Current Assets
Property and equipment, net	204,377	120,769
Intangible assets, net	13,110	13,551
Operating lease right of use asset, net	463,787	644,515
Total Non-Current Assets	681,274	778,835
Total Assets	1,903,451	1,589,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	173,630	50,244
Other payables	26,675	49,097
Due to related parties	860,000	520,000
Taxes payable	15,328	3,960
Advances from customers	74,476	8,475
Operating lease liabilities - current portion	48,789	46,050
Total Current Liabilities	1,198,898	677,826
Non-Current Liabilities
Operating lease liabilities - non-current	341,920	366,740
Long term notes and loans payable-related party	1,698,330	1,674,801
Total Non-Current Liabilities	2,040,250	2,041,541
Total Liabilities	3,239,148	2,719,367

Commitments and Contingencies	-	-

Shareholders’ Equity
Class A Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; 29,995,000 shares issued and outstanding at September 30, 2025 and March 31, 2025	29,995	29,995
Class B Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and March 31, 2025	-	-
Class C Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and March 31, 2025	-	-
Class D Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and March 31, 2025	-	-
Class E Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and March 31, 2025	-	-
Additional paid-in capital	243,530	243,530
Accumulated deficit	(1,604,682)	(1,409,712)
Accumulated other comprehensive (loss) income	(4,540)	6,170
Total Shareholders’ Deficit	(1,335,697)	(1,130,017)
Total Liabilities and Shareholders’ Deficit	$1,903,451	$1,589,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three and Six months ended September 30, 2025 and 2024

Unaudited

	Three months Ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenues, net	$390,164	$173,174	$681,602	$375,243
Cost of revenues	65,691	14,373	122,397	14,538
Gross profit	324,473	158,801	559,205	360,705

Operating expenses:
Selling and marketing expenses	30,643	100,273	43,255	231,206
General and administrative expenses	345,052	256,296	705,375	541,200
Total operating expenses	375,695	356,569	748,630	772,406

Loss from operations	(51,222)	(197,768)	(189,425)	(411,701)

Other income :
Interest income	12	22	33	47
Other income	57	-	10,867	-
Total other income	69	22	10,900	47

Loss before income tax	(51,153)	(197,746)	(178,525)	(411,654)

Income tax expense	10,445	-	16,445	-
Net loss	$(61,598)	$(197,746)	$(194,970)	$(411,654)

Weighted average shares outstanding
Basic and diluted	29,995,000	29,950,000	29,995,000	29,950,000

Loss per share
Basic and diluted	$(0.0021)	$(0.0066)	$(0.0065)	$(0.0137)

Comprehensive loss:
Net loss	$(61,598)	$(197,746)	$(194,970)	$(411,654)
Other comprehensive loss:
Foreign currency translation adjustment	(2,773)	(19,151)	(10,710)	(16,876)
Total comprehensive loss	$(64,371)	$(216,897)	$(205,680)	$(428,530)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the Six months ended September 30, 2025 and 2024

Unaudited

					Accumulated	Equity
	Class A Common stock		Additional		other	attributable
	Number of		Paid-in	Accumulated	Comprehensive	to
	Shares	Amount	Capital	Deficit	Income/(Loss)	Owners	Total
Balance at March 31, 2024	29,995,000	$29,995	$243,530	$(689,303)	$2,608	$(413,170)	$(413,170)
Net loss	-	-	-	(213,908)	-	(213,908)	(213,908)
Foreign currency translation adjustment	-	-	-	-	2,275	2,275	2,275
Balance at June 30, 2024	29,995,000	29,995	243,530	(903,211)	4,883	(624,803)	(624,803)
Net loss	-	-	-	(197,746)	-	(197,746)	(197,746)
Foreign currency translation adjustment	-	-	-	-	(19,151)	(19,151)	(19,151)
Balance at September 30, 2024	29,995,000	29,995	243,530	(1,100,957)	(14,268)	(841,700)	(841,700)

Balance at March 31, 2025	29,995,000	29,995	243,530	(1,409,712)	6,170	(1,130,017)	(1,130,017)
Net loss	-	-	-	(133,372)	-	(133,372)	(133,372)
Foreign currency translation adjustment	-	-	-	-	(7,937)	(7,937)	(7,937)
Balance at June 30, 2025	29,995,000	29,995	243,530	(1,543,084)	(1,767)	(1,271,326)	(1,271,326)
Net loss	-	-	-	(61,598)	-	(61,598)	(61,598)
Foreign currency translation adjustment	-	-	-	-	(2,773)	(2,773)	(2,773)
Balance at September 30, 2025	29,995,000	29,995	243,530	(1,604,682)	(4,540)	(1,335,697)	(1,335,697)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC.

Condensed Consolidated Statements of Cash Flows

For the Six months ended September 30, 2025 and 2024

(In U.S. dollar except for share and per share data)

Unaudited

	Six months ended
	September 30,	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(194,970)	$(411,654)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	79,784	71,921
Amortization of operating lease ROU assets	197,511	150,385
Impairment loss on property and equipment’	3,955	-
Changes in assets and liabilities
Increase in accounts receivable	(376,353)	(26,738)
Increase in inventories	(72,250)	-
Decrease (increase) in advances to suppliers	117,997	(12,384)
Increase in due from relates parties	-	(429)
Decrease (increase) in other receivables and current assets	11,789	(32,050)
Increase in customer advances	66,001	4,130
Increase in accounts payable and accrued expenses	125,519	6,883
(Decrease) increase in other payables	(25,980)	19,207
Increase in taxes payable	11,184	-
(Decrease) increase in operating lease liabilities	(36,000)	7,571
Net cash used in operating activities	(91,813)	(223,158)

Cash flows from investing activities
Purchase of fixed assets	(165,341)	(44,820)
Net cash used in investing activities	(165,341)	(44,820)

Cash flows from financing activities
Proceeds from related party payables	340,000	138,745
Net cash provided by financing activities	340,000	138,745

Net increase (decrease) of cash and cash equivalents	82,846	(129,233)
Effect of foreign currency translation on cash and cash equivalents	2,051	84
Cash and cash equivalents – beginning	370,549	166,552
Cash and cash equivalents – ending	$455,446	$37,403

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$10,388	$-

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

Exchange rate used for the translation as follows:

US$ to RMB	Period End	Average
September 30, 2025	7.1190	7.1947
March 31, 2025	7.2567	7.2163
September 30, 2024	7.0181	7.2015

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

There were no write-offs on advances to suppliers for the six months ended September 30, 2025 and 2024, respectively.

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

Impairment loss on property and equipment  were $3,955 and $nil for the six months ended September 30, 2025 and 2024, respectively.

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

Defined Contribution Plans

The Company contributes to various government-mandated employee benefit plans in the People’s Republic of China, including pension, medical, unemployment, and housing provident funds. These contributions are made in accordance with local laws and regulations and are expensed as incurred. The Company’s obligations under these plans are limited to the amounts required to be contributed. For the six months ended September 30, 2025 and 2024, the Company contributed approximately $33,790 and $61,041, respectively.

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

As of September 30, 2025 and March 31, 2025, the Company does not have any potentially dilutive instrument.

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

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software modernizes the accounting for internal-use software by removing the requirement to identify discrete project development stages (such as the preliminary and application-development stages) and instead focuses on whether (1) management has authorized and committed to funding the project, (2) it is probable the project will be completed and the software will be used to perform its intended function, and (3) the entity has considered whether significant uncertainty exists in the development activities. The amendments are effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years. Early adoption is permitted. Entities may apply the amendments prospectively, retrospectively, or using a modified-prospective approach. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures. The adoption is expected to primarily affect the timing of capitalizing certain software-development costs and may result in modifications to internal controls over capitalization judgments and related disclosures.

ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets introduces a practical expedient for measuring expected credit losses on current accounts receivable and current contract assets arising from contracts with customers under Topic 606. Under the expedient, entities may assume that conditions existing at the balance sheet date will remain unchanged over the asset’s remaining life when estimating expected credit losses. In addition, entities other than public business entities may elect, as an accounting policy, to consider subsequent cash collections that occur after the balance sheet date but before issuance of the financial statements when estimating expected credit losses. The amendments are effective for fiscal years beginning after December 15, 2025, and for interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied prospectively. The Company is currently evaluating the impact of ASU 2025-05 and does not expect the adoption to have a material impact on its consolidated financial statements. The Company expects to apply the practical expedient for qualifying current receivables and contract assets upon adoption.

ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Customer Share-Based Payment Awards, clarifies how entities account for share-based consideration payable to a customer. The ASU requires customer awards with vesting conditions tied to purchases to be treated as performance conditions, eliminates the forfeiture policy election, and states that the variable consideration constraint under ASC 606 does not apply to these awards. The standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred net loss of $194,970 for the period ended September 30, 2025, had an accumulated deficit of $1,604,682, and working capital of $23,279 . These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLES

Accounts receivables, net comprised of the following:

	September 30, 2025	March 31, 2025
Accounts receivables	$467,804	$85,788
Less: Allowance for credit loss	-	-
Total, net	$467,804	$85,788

There was no allowance for credit loss expenses for the six months ended September 30, 2025 and 2024, respectively.

NOTE 5 – OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets, net comprised of the following:

	September 30, 2025	March 31, 2025
Other receivables and prepayments	$155,612	$165,740
Security deposits	56,939	56,315
Less: Allowance for credit loss	-	-
Total, net	$212,551	$222,055

There was no allowance for credit loss expenses for the six months ended September 30, 2025 and 2024, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net comprised of the following:

	September 30, 2025	March 31, 2025
At Cost:
Leasehold improvements	$367,473	$248,614
Office furniture and equipment	70,101	22,716
Total cost	437,574	271,330
Less: Accumulated depreciation	(233,197)	(150,561)
Total, net	$204,377	$120,769

Depreciation expenses were $79,089 and $71,921 for the six months ended September 30, 2025 and 2024, respectively.

Impairment losses were $3,955 and $nil for the six months ended September 30, 2025 and 2024, respectively.

The Company did not dispose of any fixed assets for the six months ended September 30, 2025 and 2024, respectively. Accordingly, no gain or loss on disposal of fixed assets was recognized.

NOTE 7 – INTANGIBLE ASSET

Intangible asset, net comprised of the following:

	September 30, 2025	March 31, 2025
At Cost:
Patent	$14,046	$13,781
Total cost	14,046	13,781
Less: Accumulated amortization	(936)	(230)
Total, net	$13,110	$13,551

Amortization expenses were $695 and $nil for the six months ended September 30, 2025 and 2024, respectively.

The amortization expenses for the succeeding five years as follows:

For the year ending March 31,
2026 (6 months remaining)	$702
2027	1,405
2028	1,405
2029	1,405
2030	1,405
Total	$6,322

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

On March 31, 2025, the Company entered into a Tripartite Debt Assignment Agreement with Mr. Barry Wan (a related party) and the unrelated party, pursuant to which the CNY 2,096,172 ($288,860) note, the CNY 2,800,000 ($385,850) loan, and the CNY 3,931,167 ($541,730) note; were legally assigned to Mr. Wan. Following the assignment, Mr. Wan became the holder of the obligations under the same terms and conditions. (Refer to Note 9 for details)

As of September 30, 2025 and March 31, 2025, there was no outstanding balance of the Notes Payable and loans payable to unrelated third party.

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties comprised of the following:

	September 30, 2025	March 31, 2025
Barry Wan (“Mr. Wan”)	$860,000	$520,000
Total	$860,000	$520,000

Due to related parties balances above are unsecured and non-interest-bearing.

Promissory notes payable and loans payable

Promissory notes payable and loans payable related parties comprised of the following:

	September 30, 2025	March 31, 2025
Mr. Wan – Promissory note maturity date December 31, 2029	$1,275,445	$1,259,380
Mr. Wan – Loans maturity date December 9, 2027	393,314	385,850
New Lite – Promissory note maturity date December 31, 2029	29,571	29,571
Total	$1,698,330	$1,674,801

All promissory notes and loans payable are unsecured and non-interest-bearing.

Advances from Mr. Wan

During the six months ended September 30, 2025, the Company received advances from Mr. Wan, our President for working capital purpose. The outstanding amount due to Mr. Wan was $860,000 and $520,000 as of September 30, 2025 and March 31, 2025, respectively. The advance is unsecured, non-interest-bearing and due on demand. On December 31, 2024, the Company formalized a promissory note agreement for $428,790 with a maturity date of December 31, 2029.

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

Advances from Tairan Baohe Insurance Sales Co., Ltd. (“Tairan”)

During the year ended March 31, 2025, the Company borrowed funds from Tairan, an entity where Mr. Wan’s spouse is a shareholder, for working capital purpose. The outstanding amount due to Tairan was $nil and $nil as of September 30, 2025 and March 31, 2025, respectively. The loan was unsecured, non-interest-bearing and due on demand. On December 31, 2024, the Company formalized a promissory note agreement for CNY 2,800,000 (approximately $383,598) with a maturity date of December 31, 2029. Subsequently, on March 24, 2025, the Company repaid the full outstanding balance to Tairan. As a result, the amount due to Tairan was $nil as of September 30, 2025.

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. As of September 30, 2025, deferred tax assets resulted from NOLs of approximately $250,000, respectively. The deferred tax asset has been fully reserved by a valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

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

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. NOLs can typically carried forward for a certain number of years (usually five years) to offset against future taxable income. As of September 30, 2025, the Company’s PRC operations had net operating losses which resulted in deferred tax assets of approximately $226,000. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

Income Taxes Paid

For the six months ended September 30, 2025, the Company paid income taxes of $10,388 in China , and did not pay any income taxes domestically or in foreign jurisdictions for the six months ended September 30, 2024.

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Six months ended September 30,
	2025	2024
United States	$(405,811)	$(70,281)
Hong Kong	-	-
China	227,286	(341,373)
Total	$(178,525)	$(411,654)

The following table summarizes a reconciliation of income tax expense for operations, calculated at the statutory income tax rate to total income tax expense (benefit):

	Six months ended September 30,
	2025	2024
Loss before income taxes	$(178,525)	$(411,654)
U.S. federal tax benefits (21%)	(85,220)	(14,759)
State tax benefit, net of federal benefits	(30,436)	(5,271)
PRC tax expenses (benefits) (25%)	56,821	(85,343)
Hong Kong tax benefits (16.5%)	-	-
Income tax benefits at statutory rate	(58,835)	(105,373)
Foreign tax rate differential	-	-
Change in valuation allowance	75,280	105,373
Other	-	-
Provision for income taxes expenses	$16,445	$-
Effective tax rate	(13.21)%	0%

NOTE 11 – SHAREHOLDERS’ EQUITY

The Company is authorized to issued 1,200,000,000 shares of Class A common stock, 1,200,000,000 Class B common stock, 1,200,000,000 Class C common stock, 1,200,000,000 Class D common stock, and 1,200,000,000 Class E common stock; all with a par value of $0.00001 per share.

As of September 30, 2025, the Company had 29,995,000 shares of Class A common stock issued and outstanding; and no shares of Class B, Class C, Class D, or Class E common stock were issued and outstanding.

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

	Six months ended September 30,
	2025	2024
Sales of goods (Health and beauty products)	$-	$123,736
Technical operation support and maintenance services	681,602	251,507
Total	$681,602	$375,243

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

Operating lease expenses were $197,511 and $150,385   for the six months ended September 30, 2025 and 2024, respectively. The Company did not have short-term leases or subleases for the six months ended September 30, 2025 and 2024. Lease payments are fixed and increase annually according to the stated terms in the lease agreements. The Company does not have any variable lease payments.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Six months ended September 30,
	2025	2024
Lease cost
Operating lease cost	$197,511	$150,385

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$36,000	$-
Weighted average remaining lease term – operating leases (in years)	2.19	1.25
Average discount rate – operating lease	4.75%	4.75%

The supplemental balance sheet information related to leases is as follows:

	September 30, 2025	March 31, 2025
Operating leases
Right-of-use assets	$463,787	$644,515
Operating lease liabilities	$390,709	$412,790

The undiscounted future minimum lease payment schedule as follows:

For the year ending March 31,
2026 (6 months remaining)	$37,080
2027	75,272
2028	77,531
2029	79,856
2030	82,252
Thereafter	127,706
Total undiscounted lease payments	479,697
Less: interest	(88,988)
Total lease liabilities	$390,709

NOTE 14 – RISKS, COMMITMENTS AND CONTINGENCIES

Litigations and claims

To the best of the Company’s knowledge and based on information available as of September 30, 2025, the Company is not involved in any material claims or legal actions arising from the ordinary course of business. However, the Company is exposed to various risks and uncertainties that could potentially result in litigation or claims in the future. The Company continuously evaluates these contingencies and will adjust its disclosures as necessary.

Concentration Risks

For the six months ended September 30, 2025, 100% of the Company’s revenue was derived from a single customer. As of September 30, 2025, 100% of the Company’s accounts receivable balance was due from this customer.

The Company is economically dependent on this customer, and the loss of this relationship could have a material adverse effect on its financial condition, results of operations, and cash flows.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2025 through the date the financial statements were issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the six months ended September 30, 2025.

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

Results of Operation for the three months ended September 30, 2025 and 2024

	2025	2024	$ Changed	% Changed
Revenue	390,164	173,174	216,990	125.30%
Cost of revenues	65,691	14,373	51,318	357.04%
Gross profit	324,473	158,801	165,672	104.33%
Gross margin	83.16%	91.70%		-8.54%
Selling, general and administrative expenses	375,695	356,569	19,126	5.36%
Loss from operations	(51,222)	(197,768)	146,546	-74.10%
Other income	69	22	47	213.64%
Income tax expenses	10,445	0	10,445	100.00%
Net loss	(61,598)	(197,746)	136,148	-68.85%

During the three months ended September 30, 2025 and 2024, the Company generated revenues of $390,164 and $173,174, respectively. The increase in revenue was primarily due to continued growth of the Company’s online platform technical operation support and maintenance services for the period which commenced in 2024. In addition, the Company’s subsidiary Anti-Aging Care LLC began limited operations during the three months ended September 30, 2025 which contributed to the overall increase in revenues for the current period.

Cost of revenues was $65,691 and $14,373 for the three months ended September 30, 2025 and 2024, respectively. Gross profit increased to $324,473 (gross margin of 83.16%) for the three months ended September 30, 2025, as compared to gross profit of $158,801 (gross margin of 91.70%) for the three months ended September 30, 2024. The change in gross margin is primarily due to the shift in revenue streams to technical support and maintenance services business, which carries a different cost structure.

The Company incurred operating expenses of $375,695 and $356,569 for the three months ended September 30, 2025 and 2024, respectively. The increase in operating expenses was mainly due to the increase rental and facility costs.

For the three months ended September 30, 2025 and 2024, the Company’s other income was $69 and $22, respectively, which consisted of interest income.

For the three months ended September 30, 2025, our net loss was $61,598 comparing to a net loss of $197,746 for the three months ended September 30, 2024. The decrease in net loss is mainly due to the increased revenues.

Results of Operation for the six months ended September 30, 2025 and 2024

	2025	2024	$ Changed	% Changed
Revenue	681,602	375,243	306,359	81.64%
Cost of revenues	122,397	14,538	107,859	741.91%
Gross profit	559,205	360,705	198,500	55.03%
Gross margin	82.04%	96.13%		-14.08%
Selling, general and administrative expenses	748,630	772,406	(23,776)	-3.08%
Loss from operations	(189,425)	(411,701)	222,276	-53.99%
Other income	10,900	47	10,853	23091.49%
Income tax expenses	16,445	0	16,445	100.00%
Net loss	(194,970)	(411,654)	216,684	-52.64%

During the six months ended September 30, 2025 and 2024, the Company generated revenues of $681,602 and $375,243, respectively. The increase in revenue was primarily due to continued growth of the Company’s online platform technical operation support and maintenance services for the period, which commenced in 2024. which accounted for the entire revenue for the current period.  In addition, the Company’s subsidiary Anti-Aging Care LLC began limited operations during the three months ended September 30, 2025 which contributed to the overall increase in revenues for the current period.

Cost of revenues was $122,397 and $14,538 for the six months ended September 30, 2025 and 2024, respectively. Gross profit increased to $559,205 (gross margin of 82.04%) for the six months ended September 30, 2025, as compared to gross profit of $360,705 (gross margin of 96.13%) for the six months ended September 30, 2024.

The change in gross margin is primarily due to the shift in revenue streams to technical support and maintenance services business, which carries a different cost structure.

The Company incurred operating expenses of $748,630 and $772,406 for the six months ended September 30, 2025 and 2024, respectively. The decrease in operating expenses was mainly due to the decrease in employee wages and benefits and legal and professional fees.

For the six months ended September 30, 2025, the Company received renovation subsidy of $10,810, which was recognized as other income, along with interest income.

For the six months ended September 30, 2025, our net loss was $194,970 comparing to a net loss of $411,654 for the six months ended September 30, 2024. The decrease in net loss is mainly due to the increased revenues and increase of other income.

Equity and Capital Resources

As of September 30, 2025, we had an accumulated deficit of $1,604,682 and working capital of $23,279  , compared to accumulated deficit of $1,409,712 and a working capital of $132,689 as of March 31, 2025.

The decrease in the working capital was primarily driven by the increases in accounts receivables offset by the increase in operating lease liabilities – current portion and due to related parties, which impacted available cash.

The Company’s net loss was partially offset by non-cash expenses, including $79,784 in depreciation and amortization, and $197,511 in amortization related to right-of-use (ROU) assets, mainly associated with leased office and retail spaces and leasehold improvements. Additionally, an increase of accounts receivables of $376,353 and an increase in inventories of $72,250 affected net cash used in operating activities for the six months ended September 30, 2025.

During the six months ended September 30, 2025 and 2024, the Company purchased fixed assets totaling $163,441 and $44,820, respectively.

During the six months ended September 30, 2025 and 2024, the Company received advances of $340,000 and $138,745 from related parties for working capital purposes, which shareholders are prepared to provide additional funding as needed.

As of September 30, 2025, we held approximately $455,446 in cash and cash equivalents. Our liabilities are primarily funded by shareholder loans and unrelated parties’ loans, which do not require immediate repayment. Operations are continuing as usual, and management is committed to implementing expense control measures in the near term to support liquidity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ANTIAGING QUANTUM LIVING INC

Date: November 12, 2025	/s/ Barry Wan
Barry Wan, Chief Executive Officer

Date: November 12, 2025	/s/ Barry Wan
Barry Wan, Chief Financial Officer

