Form 10-Q
period 2025-12-31
Antiaging Quantum Living Inc.
filed 2026-02-13
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of February 13, 2026, the registrant had 34,275,340 shares of Class A common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTIAGING QUANTUM LIVING INC.

Condensed Consolidated Balance Sheets

As of December 31, 2025 and March 31, 2025

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$936,910	$370,549
Accounts receivable, net	-	85,788
Inventories, net	101,884	-
Advances to suppliers	14,699	132,123
Other receivables and current assets	214,843	222,055
Total Current Assets	1,268,336	810,515
Non-Current Assets
Property and equipment, net	158,083	120,769
Intangible assets, net	12,989	13,551
Operating lease right of use asset, net	370,851	644,515
Total Non-Current Assets	541,923	778,835
Total Assets	1,810,259	1,589,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	241,944	50,244
Other payables	77,835	49,097
Due to related parties	980,000	520,000
Taxes payable	1,869	3,960
Advances from customers	29,464	8,475
Operating lease liabilities - current portion	50,750	46,050
Total Current Liabilities	1,381,862	677,826
Non-Current Liabilities
Operating lease liabilities - non-current	328,618	366,740
Long term notes and loans payable-related party	-	1,674,801
Long term loans payable	400,395	-
Total Non-Current Liabilities	729,013	2,041,541
Total Liabilities	2,110,875	2,719,367

Commitments and Contingencies		-

Shareholders’ Equity
Class A Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; 34,275,340 and 29,995,000 shares issued and outstanding at December 31, 2025 and March 31, 2025	30,423	29,995
Class B Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and March 31, 2025	-	-
Class C Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and March 31, 2025	-	-
Class D Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and March 31, 2025	-	-
Class E Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and March 31, 2025	-	-
Additional paid-in capital	1,527,204	243,530
Accumulated deficit	(1,876,850)	(1,409,712)
Accumulated other comprehensive (loss) income	18,607	6,170
Total Shareholders’ Deficit	(300,616)	(1,130,017)
Total Liabilities and Shareholders’ Deficit	$1,810,259	$1,589,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine months ended December 31, 2025 and 2024

Unaudited

	Three months Ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Revenues, net	$340,292	$154,471	$1,021,894	$529,714
Cost of revenues	136,380	5,160	258,777	19,698
Gross profit	203,912	149,311	763,117	510,016

Operating expenses:
Selling and marketing expenses	75,228	64,132	118,483	295,338
General and administrative expenses	400,923	283,993	1,106,298	825,193
Total operating expenses	476,151	348,125	1,224,781	1,120,531

Loss from operations	(272,239)	(198,814)	(461,664)	(610,515)

Other income :
Interest income	73	14	106	61
Other income	53	69,646	10,920	69,646
Total other income	126	69,660	11,026	69,707

Loss before income tax	(272,113)	(129,154)	(450,638)	(540,808)

Income tax expense	55	-	16,500	-
Net loss	$(272,168)	$(129,154)	$(467,138)	$(540,808)

Weighted average shares outstanding
Basic and diluted	31,716,441	29,995,000	30,570,900	29,995,000

Loss per share
Basic and diluted	$(0.0086)	$(0.0043)	$(0.0153)	$(0.0180)

Comprehensive loss:
Net loss	$(272,168)	$(129,154)	$(467,138)	$(540,808)
Other comprehensive loss:
Foreign currency translation adjustment	23,147	25,301	12,437	8,425
Total comprehensive loss	$(249,021)	$(103,853)	$(454,701)	$(532,383)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the Nine months ended December 31, 2025 and 2024

Unaudited

	Class A Common stock		Additional		Accumulated other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income/(Loss)	Total

Balance at March 31, 2024	29,995,000	$29,995	$243,530	$(689,303)	$2,608	$(413,170)
Net loss	-	-	-	(213,908)	-	(213,908)
Foreign currency translation adjustment	-	-	-	-	2,275	2,275
Balance at June 30, 2024	29,995,000	29,995	243,530	(903,211)	4,883	(624,803)
Net loss	-	-	-	(197,746)	-	(197,746)
Foreign currency translation adjustment	-	-	-	-	(19,151)	(19,151)
Balance at September 30, 2024	29,995,000	29,995	243,530	(1,100,957)	(14,268)	(841,700)

Net loss				(129,154)		(129,154)
Foreign currency translation adjustment	-	-	-	-	25,301	25,301
Balance at December 31, 2024	29,995,000	$29,995	$243,530	$(1,230,111)	$11,033	$945,553
Balance at March 31, 2025	29,995,000	$29,995	$243,530	$(1,409,712)	$6,170	$(1,130,017)
Net loss	-	-	-	(133,372)	-	(133,372)
Foreign currency translation adjustment	-	-	-	-	(7,937)	(7,937)
Balance at June 30, 2025	29,995,000	29,995	243,530	(1,543,084)	(1,767)	(1,271,326)

Net loss	-	-	-	(61,598)	-	(61,598)
Foreign currency translation adjustment	-	-	-	-	(2,773)	(2,773)
Balance at September 30, 2025	29,995,000	29,995	243,530	(1,604,682)	(4,540)	(1,335,697)
Conversion of notes payable to common stock	4,280,340	428	1,283,674	-	-	1,248,102
Net loss	-	-	-	(272,168)	-	(272,168)
Foreign currency translation adjustment	-	-	-	-	23,147	23,147
Balance at December 31, 2025	34,275,340	$30,423	$1,527,204	$(1,876,850)	$18,607	$(300,616)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC.

Condensed Consolidated Statements of Cash Flows

For the Nine months ended December 31, 2025 and 2024

(In U.S. dollar except for share and per share data)

Unaudited

	Nine months ended
	December 31,	December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(467,138)	$(540,808)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	123,690	108,180
Amortization of operating lease ROU assets	297,416	256,749
Impairment loss on property and equipment	3,974	27,000
Changes in assets and liabilities
Increase in accounts receivable	86,946	(22,506)
Increase in inventories	(101,884)	-
Decrease (increase) in advances to suppliers	117,425	(135,834)
Increase in prepaid expenses	-	(251,152)
Increase in due from relates parties	-	-
Decrease (increase) in other receivables and current assets	11,642	(22,490)
Increase in customer advances	20,989	4,130
Increase in accounts payable and accrued expenses	238,545	(4,028)
(Decrease) increase in other payables	(20,899)	29,026
Increase in taxes payable	(2,167)	2,289
(Decrease) increase in operating lease liabilities	(54,000)	(18,000)
Net cash used in operating activities	254,539	(567,444)

Cash flows from investing activities
Purchase of fixed assets	(162,417)	(44,835)
Net cash used in investing activities	(162,417)	(44,835)

Cash flows from financing activities
Proceeds from notes payables	-	416,777
Proceeds from related party payables	460,000	232,488
Net cash provided by financing activities	460,000	649,265

Net increase (decrease) of cash and cash equivalents	552,122	36,986
Effect of foreign currency translation on cash and cash equivalents	14,239	(1,051)
Cash and cash equivalents – beginning	370,549	166,552
Cash and cash equivalents – ending	$936,010	$202,487

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$16,525	$-

Non-cash financing and investing activities:
Recognized ROU assets through lease liabilities	$-	$434,115
Conversion of loan payable to promissory note payable	-	$1,138,564
Conversion of notes payable to common stock	$1,284,102	$-

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

Exchange rate used for the translation as follows:

US$ to RMB	Period End	Average
December 31, 2025	6.9931	7.1600
March 31, 2025	7.2567	7.2163
December 31, 2024	7.2993	7.1981

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

Inventories, net

Inventories consist of finished goods and are stated at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company reviews the carrying value of inventory for obsolescence or slow-moving items periodically.

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

Impairment loss on advances to suppliers was $nil and $27,000 for the nine months ended December 31, 2025, and 2024, respectively.

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

Impairment loss on property and equipment was $3,974 and $nil for the nine months ended December 31, 2025 and   2024, respectively.

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

Defined Contribution Plans

The Company contributes to various government-mandated employee benefit plans in the People’s Republic of China, including pension, medical, unemployment, and housing provident funds. These contributions are made in accordance with local laws and regulations and are expensed as incurred. The Company’s obligations under these plans are limited to the amounts required to be contributed. For the nine months ended December 31, 2025 and 2024, the Company contributed approximately $46,913 and $103,215, respectively.

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

As of December 31, 2025 and March 31, 2025, the Company does not have any potentially dilutive instrument.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred net loss of $467,138 for the period ended December 31, 2025, had an accumulated deficit of $1,876,850, and working capital deficit of $113,526. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLES

Accounts receivables, net comprised of the following:

	December 31, 2025	March 31, 2025
Accounts receivables	$-	$85,788
Less: Allowance for credit loss	-	-
Total, net	$-	$85,788

There was no allowance for credit loss expenses for the nine months ended December 31, 2025 and 2024, respectively.

NOTE 5 – INVENTORIES, NET

Inventories, net comprised of the following:

	December 31, 2025	March 31, 2025
Finished goods	$101,884	$-
Less: Obsolete/write-down inventory	-	-
Total, net	$101,884	$-

There were no write-downs of inventories for the nine months ended December 31, 2025 and 2024, respectively.

NOTE 6 – OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets, net comprised of the following:

	December 31, 2025	March 31, 2025
Other receivables and prepayments	$157,311	$165,740
Security deposits	57,532	56,315
Less: Allowance for credit loss	-	-
Total, net	$214,843	$222,055

There was no allowance for credit loss expenses for the nine months ended December 31, 2025 and 2024, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment, net comprised of the following:

	December 31, 2025	March 31, 2025
At Cost:
Leasehold improvements	$371,963	$248,614
Office furniture and equipment	67,269	22,716
Total cost	439,232	271,330
Less: Accumulated depreciation	(281,149)	(150,561)
Total, net	$158,083	$120,769

Depreciation expenses were $122,643 and $108,180 for the nine months ended December 31, 2025 and 2024, respectively.

Impairment losses were $3,974 and $nil for the nine months ended December 31, 2025 and 2024, respectively.

The Company did not dispose of any fixed assets for the nine months ended December 31, 2025 and 2024, respectively. Accordingly, no gain or loss on disposal of fixed assets was recognized.

NOTE 8 – INTANGIBLE ASSET

Intangible asset, net comprised of the following:

	December 31, 2025	March 31, 2025
At Cost:
Patent	$14,300	$13,781
Total cost	14,300	13,781
Less: Accumulated amortization	(1,311)	(230)
Total, net	$12,989	$13,551

Amortization expenses were $1,047 and $nil for the nine months ended December 31, 2025 and 2024, respectively.

The amortization expenses for the succeeding five years as follows:

For the year ending March 31,
2026 (6 months remaining)	$715
2027	1,430
2028	1,430
2029	1,430
2030	1,430
Total	$6,435

NOTE 9 – LOANS PAYABLE AND NOTES PAYABLE

Promissory Notes and Related Party Assignments

On December 31, 2024, the Company entered into promissory note agreements amending the terms of certain existing loan arrangements with outstanding balances of CNY 3,931,167 (approximately $538,568) and CNY 2,096,172 (approximately $287,174), including an extension of the maturity date to December 31, 2029. As a result of these amendments, the outstanding balances were reclassified from “Loans Payable” to “Notes Payable.” These notes were unsecured, non-interest-bearing, and had a stated maturity date of December 31, 2029.

On March 24, 2025, the Company borrowed CNY 2,800,000 (approximately $386,042) from an unrelated third party pursuant to a loan agreement. The loan was unsecured, non-interest-bearing, and had a stated maturity date of December 9, 2027.

On March 31, 2025, the Company entered into a tripartite debt assignment agreement (the “Tripartite Debt Assignment Agreement”) with a related party and an unrelated third-party lender, pursuant to which the CNY 2,096,172 note, the CNY 2,800,000 loan, and the CNY 3,931,167 note were assigned under the same terms and conditions.

Debt Assignment and Conversion

On November 25, 2025, the Company cancelled the “Tripartite Debt Assignment Agreement, and entered into new assignment and amendment agreements specifically for the CNY 2,096,172 and CNY 3,931,167 promissory notes (the “November Debt Assignment Agreements”). These notes were assigned to third-party assignees and added a provision for the automatic conversion of the outstanding principal amounts into shares of the Company’s Class A common stock at a fixed conversion price.

Immediately upon the effectiveness of the amendments, the total principal of $1,284,102 from the two promissory notes were automatically converted into 4,290,340 shares of the Company’s Class A common stock at $0.30 per share.

The CNY 2,800,000 loan was not included in the November Debt Assignment Agreements. Upon the cancellation of the Tripartite Debt Assignment Agreement, this loan remained outstanding under its original terms as an obligation to an unrelated third party. The loan is unsecured, non-interest-bearing, with a maturity date of December 9, 2027.

As of December 31, 2025 and March 31, 2025, the Company has outstanding loans payable to unrelated third party in the amount of $400,395 and $nil, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties comprised of the following:

	December 31, 2025	March 31, 2025
Barry Wan (“Mr. Wan”)	$980,000	$520,000
Total	$980,000	$520,000

Amounts due to related parties were unsecured, non-interest-bearing, and due on demand.

Promissory Notes Payable and Loans Payable – Related Parties

During prior periods, the Company had promissory notes payable and loans payable with related parties. These arrangements were unsecured and non-interest-bearing.

Advances from Mr. Wan

During the nine months ended December 31, 2025, the Company received advances from Mr. Wan, the Company’s President, for working capital purposes. The outstanding amounts due to Mr. Wan were $980,000 and $520,000 as of December 31, 2025 and March 31, 2025, respectively. The advances were unsecured, non-interest-bearing, and due on demand.

On December 31, 2024, the Company formalized a promissory note agreement with Mr. Wan in the principal amount of $428,790, with a stated maturity date of December 31, 2029. As described in Note 9, this promissory note was subsequently assigned and converted into equity.

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

Subsequently, on November 25, 2025, the Company entered into new assignment and amendment agreements with respect to the outstanding promissory notes the “November Debt Assignment Agreements”), pursuant to which the notes were assigned to third-party assignees and amended to provide for the automatic conversion of the outstanding principal amounts into shares of the Company’s Class A common stock at a fixed conversion price. Immediately upon the effectiveness of the amendments, the outstanding promissory notes were automatically converted into equity. The CNY 2,800,000 loan was not included in the November Debt Assignment Agreements.

Advances from Tairan Baohe Insurance Sales Co., Ltd. (“Tairan”)

During the year ended March 31, 2025, the Company borrowed funds from Tairan Baohe Insurance Sales Co., Ltd. (“Tairan”), an entity in which Mr. Wan’s spouse is a shareholder, for working capital purposes. The loan was unsecured, non-interest-bearing, and due on demand. On December 31, 2024, the Company formalized a promissory note agreement in the principal amount of CNY 2,800,000 (approximately $383,598), with a stated maturity date of December 31, 2029.

On March 24, 2025, the Company repaid the full outstanding balance to Tairan. As a result, there were no amounts due to Tairan as of December 31, 2025, September 30, 2025, or March 31, 2025.

Advances from New Lite Ventures LLC (“New Lite”)

During the year ended March 31, 2025, the Company borrowed funds from New Lite Ventures LLC (“New Lite”), an entity controlled by Mr. Wan, for working capital purposes. The advances were unsecured, non-interest-bearing, and due on demand.

On December 31, 2024, the Company formalized a promissory note agreement with New Lite in the principal amount of $29,571, with a stated maturity date of December 31, 2029. As described in Note 9, this promissory note was subsequently assigned and converted into equity.

NOTE 11 – INCOME TAX

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. As of December 31, 2025, deferred tax assets resulted from NOLs of approximately $276,000, respectively. The deferred tax asset has been fully reserved by a valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

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

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. NOLs can typically carried forward for a certain number of years (usually five years) to offset against future taxable income. As of December 31, 2025, the Company’s PRC operations had net operating losses which resulted in deferred tax assets of approximately $149,000. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

Income Taxes Paid

For the nine months ended December 31, 2025, the Company paid income taxes of $16,500 in China, and did not pay any income taxes domestically or in foreign jurisdictions for the nine months ended December 31, 2024.

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Nine months ended December 31,
	2025	2024
United States	$(530,502)	$(145,345)
Hong Kong	-	-
China	79,864	(395,463)
Total	$(450,638)	$(540,808)

The following table summarizes a reconciliation of income tax expense for operations, calculated at the statutory income tax rate to total income tax expense (benefit):

	Nine months ended December 31,
	2025	2024
Loss before income taxes	$(450,638)	$(540,808)
U.S. federal tax benefits (21%)	(111,405)	(30,522)
State tax benefit, net of federal benefits	(31,432)	(4,164)
PRC tax expenses (benefits) (25%)	19,966	(98,866)
Hong Kong tax benefits (16.5%)	-	-
Income tax benefits at statutory rate	(122,871)	(133,552)
Foreign tax rate differential	-	-
Change in valuation allowance	139,371	133,552
Other	-	-
Provision for income taxes expenses	$16,500	$-
Effective tax rate	(3.66)%	0%

NOTE 12 – SHAREHOLDERS’ EQUITY

The Company is authorized to issued 1,200,000,000 shares of Class A common stock, 1,200,000,000 Class B common stock, 1,200,000,000 Class C common stock, 1,200,000,000 Class D common stock, and 1,200,000,000 Class E common stock; all with a par value of $0.00001 per share.

As of December 31, 2025, the Company had 34,275,340 shares of Class A common stock issued and outstanding, and no shares of Class B, Class C, Class D, or Class E common stock were issued or outstanding.

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

During the nine months ended December 31, 2025, the Company issued 4,280,340 shares of Class A common stock upon the automatic conversion of promissory notes in accordance with the assignment and amendment agreements described in Note 9.

NOTE 13 – DISAGGREGATION OF REVENUE

The Company disaggregates its revenue by major revenue streams, as the Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

	Nine months ended December 31,
	2025	2024
Sales of goods (Health and beauty products)	$126,551	$-
Technical operation support and maintenance services	895,343	529,714
Total	$1,021,894	$529,714

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

Operating lease expenses were $197,511 and $150,385 for the nine months ended December 31, 2025 and 2024, respectively. The Company did not have short-term leases or subleases for the nine months ended December 31, 2025 and 2024. Lease payments are fixed and increase annually according to the stated terms in the lease agreements. The Company does not have any variable lease payments.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine months ended December 31,
	2025	2024
Lease cost
Operating lease cost	$297,417	$256,750

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$54,000	$12,000
Weighted average remaining lease term – operating leases (in years)	5.82	3
Average discount rate – operating lease	7.00%	5.88%

The supplemental balance sheet information related to leases is as follows:

	December 31, 2025	March 31, 2025
Operating leases
Right-of-use assets	$370,851	$644,515
Operating lease liabilities	$379,368	$412,790

The undiscounted future minimum lease payment schedule as follows:

For the year ending March 31,
2026 (3 months remaining)	$19,080
2027	75,272
2028	77,531
2029	79,856
2030	82,252
Thereafter	127,706
Total undiscounted lease payments	461,697
Less: interest	(82,329)
Total lease liabilities	$379,368

NOTE 15 – RISKS, COMMITMENTS AND CONTINGENCIES

Litigations and claims

To the best of the Company’s knowledge and based on information available as of December 31, 2025, the Company is not involved in any material claims or legal actions arising from the ordinary course of business. However, the Company is exposed to various risks and uncertainties that could potentially result in litigation or claims in the future. The Company continuously evaluates these contingencies and will adjust its disclosures as necessary.

Concentration Risks

For the nine months ended December 31, 2025 and 2024, the Company derived 100% of its revenue from a single customer. Additionally, the Company has only one supplier for its primary service.

The Company is economically dependent on limited customer and supplier, and the loss of its relationship with the customer and supplier could have a material adverse effect on its financial condition, results of operations, and cash flows.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2025 through the date the financial statements were issued. During this period, the Company did not identify any material recognized subsequent events that require adjustment to the accompanying financial statements.

Item 1.01. Recent Developments

On November 25, 2025, the Company entered into a series of assignment and amendment agreements with respect to its outstanding promissory notes. Pursuant to these agreements, the promissory notes were assigned to third-party assignees and amended to provide for the automatic conversion of the outstanding principal amounts into shares of the Company’s Class A common stock at a fixed conversion price. Immediately upon the effectiveness of the amendments, the outstanding promissory notes were automatically converted into equity.

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

Results of Operation for the three months ended December 31, 2025 and 2024

	2025	2024	$ Changed	% Changed
Revenue	340,292	154,471	185,821	120.30%
Cost of revenues	136,380	5,160	131,220	2543.02%
Gross profit	203,912	149,311	54,601	36.57%
Gross margin	59.92%	96.66%		-36.74%
Selling, general and administrative expenses	476,151	348,125	128,026	36.78%
Loss from operations	(272,239)	(198,814)	(73,425)	36.93%
Other income	126	69,660	(69,534)	-99.82%
Income tax expenses	55	-	55	100.00%
Net loss	(272,168)	(129,154)	(143,014)	110.73%

During the three months ended December 31, 2025 and 2024, the Company generated revenues of $340,292 and $154,471, respectively. The increase in revenue was primarily due to continued growth of the Company’s online platform technical operation support and maintenance services for the period which commenced in 2024. In addition, the Company’s subsidiary Anti-Aging Care LLC began limited operations during the three months ended December 31, 2025 which contributed to the overall increase in revenues for the current period.

Cost of revenues was $136,380 and $5,160  for the three months ended December 31, 2025 and 2024, respectively. Gross profit increased to $203,912 (gross margin of 59.92%) for the three months ended December 31, 2025, as compared to gross profit of $149,311  (gross margin of 96.66%) for the three months ended December 31, 2024. The change in gross margin is primarily due to the shift in revenue streams to technical support and maintenance services business, which carries a different cost structure.

The Company incurred operating expenses of $476,151 and $348,125 for the three months ended December 31, 2025 and 2024, respectively. The increase in operating expenses was mainly due to the increase rental and facility costs.

For the three months ended December 31, 2025 and 2024, the Company’s other income was $126 and $69,660, respectively, which often consisted of interest income. For the three months ended December 31, 2024, the Company received a renovation subsidy of $69,646 in addition to interest income, which was recognized as other income.

For the three months ended December 31, 2025, our net loss was $272,168 comparing to a net loss of $129,154 for the three months ended December 31, 2024. The increase in net loss is mainly due to the lower gross margin with an increase in operating expenses due to the shift in revenue streams.

Results of Operation for the nine months ended December 31, 2025 and 2024

	2025	2024	$ Changed	% Changed
Revenue	1,021,894	529,714	492,180	92.91%
Cost of revenues	258,777	19,698	239,079	1213.72%
Gross profit	763,117	510,016	253,101	49.63%
Gross margin	74.68%	96.28%		-21.60%
Selling, general and administrative expenses	1,224,781	1,120,531	104,250	9.30%
Loss from operations	(461,639)	(610,515)	148,851	-24.38%
Other income	11,026	69,707	(56,681)	-84.18%
Income tax expenses	16,500	-	16,500	100.00%
Net loss	(467,138)	(540,808)	73,670	-13.62%

During the nine months ended December 31, 2025, and 2024, the Company generated revenues of $1,021,894 and $529,714, respectively. The increase in revenue was primarily due to continued growth of the Company’s online platform technical operation support and maintenance services for the period, which commenced in 2024 for which accounted for the entire revenue for the current period. In addition, the Company’s subsidiary Anti-Aging Care LLC began limited operations during the three months ended December 31, 2025 which contributed to the overall increase in revenues for the current period.

Cost of revenues was $258,777 and $19,698 for the nine months ended December 31, 2025, and 2024, respectively. Gross profit increased to $763,117 (gross margin of 74.68%) for the nine months ended December 31, 2025, as compared to gross profit of 510,016 (gross margin of 96.28%) for the nine months ended December 31, 2024.

The change in gross margin is primarily due to the shift in revenue streams to technical support and maintenance services business, which carries a different cost structure.

The Company incurred operating expenses of $1,224,781 and $1,120,531 for the nine months ended December 31, 2025 and 2024, respectively. The increase in operating expenses was mainly due to the increase in rental and facility costs.

For the nine months ended December 31, 2025 and 2024, the Company’s other income was $11,026 and $69,707, respectively. For the nine months ended December 31, 2025, the Company had gain from extinguishment of liability of $10,684 in addition to interest income. For the nine months ended December 31, 2024, the Company received a renovation subsidy of $69,646 in addition to interest income, which was recognized as other income.

For the nine months ended December 31, 2025, our net loss was $467,138 comparing to a net loss of $540,808 for the nine months ended December 31, 2024. The decrease in net loss is mainly due to the increased revenues.

Equity and Capital Resources

As of December 31, 2025, we had an accumulated deficit of $1,876,850 and working capital deficit of $113,526, compared to accumulated deficit of $1,409,712 and a working capital of $132,689 as of March 31, 2025.

During the nine months ended December 31, 2025, the Company completed a series of assignment and amendment agreements pursuant to which outstanding promissory notes were automatically converted into shares of the Company’s Class A common stock. The conversion eliminated the Company’s outstanding debt obligations under the promissory notes. The transaction did not result in any cash inflows or outflows and was recorded as a non-cash financing activity.

The decrease in the working capital was primarily driven by the increases in accounts payables and accrued expenses and due to related parties, which impacted available cash.

The Company’s net loss was partially offset by non-cash expenses, including $123,690 in depreciation and amortization, and $297,416 in amortization related to right-of-use (ROU) assets, mainly associated with leased office and retail spaces and leasehold improvements. Additionally, an increase of accounts payables and accrued expense of $238,545 and an increase in inventories of $101,884 affected net cash used in operating activities for the nine months ended December 31, 2025.

During the nine months ended December 31, 2025 and 2024, the Company purchased fixed assets totaling $162,417 and $44,835, respectively.

During the nine months ended December 31, 2025 and 2024, the Company received advances of $460,000 and $232,488 from related parties for working capital purposes, which shareholders are prepared to provide additional funding as needed. The Company also received proceeds from loans and notes of $416,777 for the nine months ended December 31, 2024.

As of December 31, 2025, we held approximately $936,910 in cash and cash equivalents. Our liabilities are primarily funded by shareholder loans and unrelated parties’ loans, which do not require immediate repayment. Operations are continuing as usual, and management is committed to implementing expense control measures in the near term to support liquidity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ANTIAGING QUANTUM LIVING INC

Date: February 13, 2026	/s/ Barry Wan
Barry Wan, Chief Executive Officer

Date: February 13, 2026	/s/ Barry Wan
Barry Wan, Chief Financial Officer

