Form 10-K
period 2026-03-31
Antiaging Quantum Living Inc.
filed 2026-07-14
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2026

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and non-voting shares of the Company’s Class A common stock held by non-affiliates based on the last sale of the Class A Common Stock on September 30, 2025, was $779,500.

Number of shares outstanding of each of the issuer’s classes of common stock on March 31, 2026: Class A Common Stock: 34,275,340.

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

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Properties

The Company owns no real estate. We currently maintain our corporate office at 135-27 38th Ave #388, Flushing, NY 11354, Tel: 929-990-3255. The President of the Company provides the office space at no cost.

Item 3. Legal Proceedings

None.

To the best of the Company’s knowledge and based on information currently available, the Company is not involved in any material claims or legal actions arising from the ordinary course of business. However, the Company is exposed to various risks and uncertainties that could potentially result in litigation or claims in the future. The Company continuously evaluates these contingencies and will adjust its disclosures as necessary.

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

Common Stock Currently Outstanding

As of March 31, 2026, 34,275,340 shares of Class A Common Stock were issued and outstanding. No shares of Class B Common Stock, Class C Common Stock, Class D Common Stock or Class E Common Stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

On November 25, 2025, the Company entered into four separate Assignment and Amendment of Promissory Note agreements with respect to certain outstanding promissory notes. Pursuant to these agreements, the applicable original noteholders assigned their rights and interests in the notes to Atlantic Equity Holdings Inc. or Empire Street Capital Inc., with the Company’s consent. Immediately upon each assignment, the applicable amended promissory note automatically converted into shares of Class A Common Stock at a fixed conversion price of $0.30 per share.

As a result of the automatic conversions, the Company issued an aggregate of 4,280,340 shares of Class A Common Stock, consisting of: (i) 1,893,796 shares issued to Atlantic Equity Holdings Inc.; and (ii) 2,386,544 shares issued to Empire Street Capital Inc.

On November 25, 2025, the Company’s majority stockholder approved, by written consent, the issuance of all shares of Class A Common Stock issued in connection with the Assignment and Amendment of Promissory Note agreements.

No shares were issued at the time the original promissory notes were issued in December 2024 because those notes were unsecured, non-interest-bearing loan obligations and did not contain conversion features at issuance.

The foregoing issuances were made without registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) and Rule 506(b) of Regulation D, as the transactions did not involve any general solicitation and the purchasers were accredited investors. No underwriters participated in, or received any commissions or discounts from, these issuances.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and cash flows for the years ended March 31, 2026 and 2025, and financial conditions as of March 31, 2026, and 2025 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

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

During the fiscal year ended March 31, 2026, the Company initiated a strategic transition to shift its core business model away from third-party agency and technical platform operations to focus exclusively on the supply and distribution of proprietary brand health products and therapy services. Pursuant to board authorization in June 2025, the Company ceased its online platform technical operation support and maintenance services in staggered phases, concluding in September 2025 and January 2026.

We view this transition as a vital strategic pivot to enhance our brand value and establish long-term control over our product supply chain. However, this shift materially impacts our near-term consolidated financial results and the comparability of our historical financial statements to future periods.

Results of Operation for the years ended March 31, 2026 and 2025

	2026	2025	$ Changed	% Changed
Revenue	1,034,385	817,898	216,487	26.47%
Cost of revenues	332,262	389,381	(57,119)	-14.67%
Gross profit	702,123	428,517	273,606	63.85%
Gross margin	67.9%	52.4%
Selling, general and administrative expenses	1,537,524	1,218,476	319,048	26.18%
Loss from operations	(835,401)	(789,959)	(45,442)	5.75%
Other income (loss)	14,415	69,550	(55,135)	-79.27%
Income tax expenses	16,660	-	16,660	100.0%
Net loss	(837,646)	(720,409)	(117,237)	16.27%

During the years ended March 31, 2026 and 2025, the Company generated revenues of $1,034,385 and $817,898, respectively. Of this total, $711,607 (or 68.8%) in FY 2026 and $817,898 (or 100%) in FY 2025 was derived from our historical online platform technical operation support and maintenance services. The increase in revenue was primarily driven by the introduction of new therapy services and health/beauty product sales in FY 2026. As part of a strategic transition during the year, the Company ceased its historical online platform services to focus entirely on therapy services (which generated $141,828 in FY 2026) and proprietary health/beauty products (which generated $180,950 in FY 2026).

Cost of revenues was $332,262 and $389,381 for the years ended March 31, 2026 and 2025, respectively. Gross profit increased to $702,123 (gross margin of 67.9%) for the year ended March 31, 2026, as compared to gross profit of $428,517 (gross margin of 52.4%) for the year ended March 31, 2025. Gross margin improved from 52.4% to 67.9% primarily because our new therapy services and proprietary products carry higher profit margins compared to the labor-intensive technical operation support and maintenance services we provided in FY 2025.

The Company incurred operating expenses of $1,537,524 and $1,218,476 for the years ended March 31, 2026 and 2025, respectively. Operating expenses generally consists of rent and facility expenses, wages and salaries, legal and professional fees. The increase in operating expenses was mainly due to the increase in rental and facility costs.

For the year ended March 31, 2026, the Company had gain from extinguishment of liability of $10,771, in addition to interest income of $163 and subsidy income of $3,480, as compared to year ended March 31, 2025, the Company received renovation subsidy of $69,471 in addition to interest income of $79.

For the year ended March 31, 2026, our net loss was $837,646 compared to a net loss of $720,409 for the year ended March 31, 2025. The increase in net loss is mainly due to the increased operating expenses.

Historically, the delivery of our technical and platform services did not utilize dedicated, standalone operational teams or separate infrastructure. Instead, these services were supported by highly integrated, centralized corporate resources, including shared administrative personnel, centralized accounting and sales teams, and shared server infrastructure.

Following the cessation of the technical services, the Company has retained these shared personnel and infrastructural resources in their entirety. We have repurposed these assets to support the expansion and scaling of our continuing proprietary health products and therapy service lines. Consequently, while our consolidated revenues will materially decrease in the near term due to the loss of the technical service revenue, our general and administrative (G&A) expenses and overall operating cost structure will not experience a proportional decrease.

Because these centralized resources have been retained and absorbed by our continuing operations, and should expect near-term margin compression as our retained organizational overhead is now supported by a smaller, albeit strategically refocused, revenue base.

Equity and Capital Resources

As of March 31, 2026, we had an accumulated deficit of $2,247,358 and working capital deficit of $459,038, compared to accumulated deficit of $1,409,712 and a working capital of $132,689 as of March 31, 2025. The decrease in the working capital was primarily driven by a $460,000 increase in due to related parties.

Historically, the Company has financed its operations and alleviated working capital deficiencies primarily through advances from a principal shareholder and director. While there is no formal written commitment or binding agreement in place, the shareholder has historically provided necessary funding and has indicated the intent to continue providing financial support to fund the Company’s operations and meet its obligations as they become due.

Promissory Notes and November 2025 Assignments and Amendments

During fiscal 2025 and continuing into fiscal 2026, the Company funded a portion of its operations through the issuance of several promissory notes to multiple lenders. These included: (i) a note issued to Barry Wan in the principal amount of $428,789.50; (ii) a note issued to New Lite Ventures LLC in the principal amount of $29,571.00; (iii) two notes originally issued by the Company’s PRC subsidiaries, Antiaging Doctor Hangzhou Holding Ltd. and Dao Ling Doctor (Zhejiang) Health Management Limited, to Hemeihui E-Commerce Co., Ltd., in the principal amounts of $538,568.00 and $287,174.00, respectively; and (iv) a note issued to Tairan Baohe Insurance Sales Co., Ltd. in the principal amount of $383,598.00. The Tairan Baohe note was subsequently repaid in full and is no longer outstanding.

On November 25, 2025, the Company entered into four separate Assignment and Amendment of Promissory Note agreements with respect to the outstanding notes other than the repaid Tairan Baohe note. Under these agreements, each applicable noteholder assigned its rights and interests in the notes to either Atlantic Equity Holdings Inc. or Empire Street Capital Inc., and the notes were amended to provide for the automatic conversion of the outstanding principal balances into shares of the Company’s Class A Common Stock at a fixed conversion price of $0.30 per share. No additional proceeds were received by the Company in connection with these amendments, assignments, or conversions. Upon the issuance of the conversion shares, the applicable notes were deemed fully satisfied and extinguished.

The Company’s net loss was partially offset by non-cash expenses which primarily included $134,792 in depreciation and amortization, and $332,320 in amortization related to right-of-use (ROU) assets associated with leased office and retail spaces and leasehold improvements. Operating cash activities was further impacted by an $216,624 increase in inventories and a $92,753 increase in advances to suppliers, which were partially offset by a $317,479 increase in accounts payables and accrued expense, resulting in net cash used in operating activities for the years ended March 31, 2026.

During the years ended March 31, 2026 and 2025, the Company purchased fixed assets and intangible assets totaling $162,434 and $63,345, respectively.

During the years ended March 31, 2026 and 2025, the Company received advances of $460,000 and $364,303 from related parties for working capital purposes, which shareholders are prepared to provide additional funding as needed. The Company also borrowed $nil and $803,734 from an unrelated third party during the years ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, we held approximately $503,486 in cash and cash equivalents. Our liabilities are primarily funded by shareholder loans and unrelated parties’ loans, which do not require immediate repayment. Operations are continuing as usual, and management is committed to implementing expense control measures in the near term to support liquidity.

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

Historically, the Company has financed its operations and alleviated working capital deficiencies primarily through advances from a principal shareholder and director. While there is no formal written commitment or binding agreement in place, the shareholder has historically provided necessary funding and has indicated the intent to continue providing financial support to fund the Company’s operations and meet its obligations as they become due.

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

Sales of goods

The Company generates revenue from the sale of health and beauty products, dietary supplements, and proprietary branded health foods. Goods are sold directly to consumers through the Company’s mobile application (“App”) and physical retail stores, as well as distributed wholesale to third-party e-commerce platforms and partners. In January 2026, the Company began transitioning its business model to become a primary product supplier of proprietary brands to enhance its control over the health and wellness supply chain.

A formal contract is established when a customer places an order. The Company’s single performance obligation is the delivery of the ordered goods. The transaction price is generally fixed at the time of the order. Revenue is recognized at a point in time when the goods are delivered to (or physically purchased at) retail stores, drop-shipped, and accepted by the customer, as control transfers at that time.

The Company’s policy allows for product returns, which are treated as variable consideration. Provisions for estimated sales returns are assessed and adjusted at the end of each reporting period based on historical return rates and experience, which are generally immaterial. The Company records contract liabilities, such as customer advances, when payments are received prior to the delivery and acceptance of goods.

Offline physical therapy services

The Company provides offline physical therapy and related health services through its physical retail stores. Customers may purchase these services on a single-use (pay-on-demand) basis or through multi-session package deals that are valid for a one-year period. A formal contract is established upon payment.

For single-use services, the Company has a single performance obligation to provide the therapy session. Revenue is recognized at a point in time when the service is rendered to the customer.

For multi-session package deals, the Company has a stand-ready obligation to provide services over the one-year validity period. Payments received in advance are initially recorded as contract liabilities (customer advances). Revenue is recognized over time as the services are utilized by the customer.

During the systems transition period for the year ended March 31, 2026, precise customer-level usage tracking was limited. Consequently, management utilized a critical accounting estimate to determine the proportional performance of these obligations based on a sample of available historical usage records applied to cohorts of contracts grouped by payment date. Management applies a constraint to these estimates to ensure it is highly probable that a significant reversal of cumulative revenue recognized will not occur. Revenue is recognized ratably based on this constrained estimate, with any remaining unconstrained balance recognized when the rights legally expire at the end of the one-year period. Changes to these estimation methods could materially impact the timing of revenue recognition.

Online platform technical operation support and maintenance services

Prior to January 2026, the Company provided technical operation support and maintenance services for online platforms, ensuring platform functionality, continuous availability, and technical support for end-users.

Revenue from these services was recognized ratably over each service period as the services were rendered, or upon completion of the service, depending on the nature of the arrangement. Billing frequency varied (e.g., weekly, monthly, quarterly, or upon completion) as specified in the respective contracts. Service fees were determined based on contract terms and structured as fixed fees, milestone-based pricing, or as a percentage of gross transaction value (GTV) generated from the customer’s e-commerce platform. Each billing period or completed service cycle represented a distinct performance obligation, with revenue recognized upon completion and invoicing. The major direct cost of providing these services was wages and salaries. In instances where payments were received in advance, they were recorded as contract liabilities (deferred revenue) until the services were delivered.

Effective January 2026, the Company formally ceased providing these technical operation support and maintenance services. Because these services were supported by highly integrated, centralized corporate resources that have been retained by the Company, the cessation of this service line does not qualify for presentation as a discontinued operation.

Principal vs. Agent Consideration

For each revenue stream, the Company is a principal because it controls the specified goods or services before they are transferred to the customer. As a principal, the Company is primarily responsible for fulfilling the contractual obligations, has discretion in establishing the price, and bears the risk of inventory or service provision until completion; therefore, revenue is recognized on a gross basis for each active revenue stream.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Antiaging Quantum Living Inc.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of Antiaging Quantum Living Inc. and its subsidiary (collectively the ‘Company’) as of March 31, 2026 and 2025, and the related consolidated statements of income and comprehensive income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for the years ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for the years ended March 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/J&S Associate PLT
Certified Public Accountants
PCAOB No: 6743

We have served as the Company’s auditor since 2025.

Kuala Lumpur, Malaysia

July 14, 2026

ANTIAGING QUANTUM LIVING INC.

Consolidated Balance Sheets

As of March 31, 2026 and 2025

	March 31,	March 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$503,486	$370,549
Accounts receivable, net	30,000	85,788
Inventories, net	219,036	-
Advances to suppliers	231,523	132,123
Other receivables and current assets	229,937	222,055
Total Current Assets	1,213,982	810,515
Non-Current Assets
Property and equipment, net	148,215	120,769
Intangible assets, net	12,806	13,551
Operating lease right of use asset, net	347,682	644,515
Total Non-Current Assets	508,703	778,835
Total Assets	1,722,685	1,589,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	389,582	50,244
Other payables	153,364	49,097
Due to related parties	980,000	520,000
Taxes payable	1,297	3,960
Contract liabilities	97,605	8,475
Operating lease liabilities - current portion	51,172	46,050
Total Current Liabilities	1,673,020	677,826
Non-Current Liabilities
Operating lease liabilities - non-current	319,621	366,740
Long term notes and loans payable-related party	-	1,674,801
Long term loans payable	405,915	-
Total Non-Current Liabilities	725,536	2,041,541
Total Liabilities	2,398,556	2,719,367

Commitments and Contingencies		-

Shareholders’ Equity
Class A Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; 34,275,340 and 29,995,000 shares issued and outstanding at March 31, 2026 and 2025	30,423	29,995
Class B Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and 2025	-	-
Class C Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and 2025	-	-
Class D Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and 2025	-	-
Class E Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and 2025	-	-

Additional paid-in capital	1,527,204	243,530
Accumulated deficit	(2,247,358)	(1,409,712)
Accumulated other comprehensive (loss) income	13,860	6,170
Total Shareholders’ Deficit	(675,871)	(1,130,017)
Total Liabilities and Shareholders’ Deficit	$1,722,685	$1,589,350

The accompanying notes are an integral part of these consolidated financial statements.

ANTIAGING QUANTUM LIVING INC.

Consolidated Statements of Operations and Comprehensive Income

For the years ended March 31, 2026 and 2025

	Years ended
	March 31,	March 31,
	2026	2025
Revenues, net	$1,034,385	$817,898
Cost of revenues	332,262	389,381
Gross profit	702,123	428,517

Operating expenses:
Selling and marketing expenses	160,731	158,136
General and administrative expenses	1,376,793	1,060,340
Total operating expenses	1,537,524	1,218,476

Loss from operations	(835,401)	(789,959)

Other income:
Interest income	163	79
Other income	14,252	69,471
Total other income	14,415	69,550

Loss before income tax	(820,986)	(720,409)

Income tax expense	16,660	-
Net loss	$(837,646)	$(720,409)

Weighted average shares outstanding
Basic and diluted	31,484,324	29,995,000

Loss per share
Basic and diluted	$(0.0266)	$(0.0240)

Comprehensive loss:
Net loss	$(837,646)	$(720,409)
Other comprehensive loss:
Foreign currency translation adjustment	7,690	3,562
Total comprehensive loss	$(829,956)	$(716,847)

The accompanying notes are an integral part of these consolidated financial statements.

ANTIAGING QUANTUM LIVING INC.

Consolidated Statements of Changes in Shareholders’ Deficit

For the years ended March 31, 2026 and 2025

	Class A Common stock		Additional		Accumulated other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total

Balance at March 31, 2025	29,995,000	$29,995	$243,530	$(1,409,712)	$6,170	$(1,130,017)
Conversion of notes payable to common stock	4,280,340	428	1,283,674	-	-	1,284,102
Net loss	-	-	-	(837,646)	-	(837,646)
Foreign currency translation adjustment	-	-	-	-	7,690	7,690
Balance at March 31, 2026	34,275,340	$30,423	$1,527,204	$(2,247,358)	$13,860	$(675,871)

Balance at March 31, 2024	29,995,000	$29,995	$243,530	$(689,303)	$2,608	$(413,170)
Net loss	-	-	-	(720,409)	-	(720,409)
Foreign currency translation adjustment	-	-	-	-	3,562	3,562
Balance at March 31, 2025	29,995,000	$29,995	$243,530	$(1,409,712)	$6,170	$(1,130,017)

The accompanying notes are an integral part of these consolidated financial statements.

ANTIAGING QUANTUM LIVING INC.

Consolidated Statements of Cash Flows

For the years ended March 31, 2026 and 2025

	Years ended
	March 31,	March 31,
	2026	2025
Operating activities
Net loss	$(837,646)	$(720,409)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	134,792	144,271
Amortization of operating lease ROU assets	332,320	330,671
Write-off assets	-	27,000
Impairment loss on property and equipment	4,007	-
Changes in assets and liabilities
Decrease (increase) in accounts receivable	57,657	(84,267)
Increase in inventories	(216,624)	-
Increase in advances to suppliers	(92,753)	(132,123)
Decrease (increase) in prepaid expenses	15,061	(65,489)
Increase in other receivables and current assets	(14,595)	(96,097)
Increase (decrease) in accounts payable and accrued expenses	317,479	(4,428)
Increase in other payables	112,507	34,850
Increase in contract liabilities	89,130	4,130
Decrease in operating lease liabilities	(72,360)	(338,389)
Net cash used in operating activities	(171,025)	(900,280)

Investing activities
Purchase of fixed assets	(162,434)	(49,488)
Purchase of intangible assets	-	(13,857)
Net cash used in investing activities	(162,434)	(63,345)

Financing activities
Proceeds from notes payables	-	803,734
Proceeds from related party payables	460,000	364,303
Net cash provided by financing activities	460,000	1,168,037

Net increase of cash and cash equivalents	126,541	204,412
Effect of foreign currency translation on cash and cash equivalents	6,396	(415)
Cash and cash equivalents – beginning	370,549	166,552
Cash and cash equivalents – ending	$503,486	$370,549

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$16,660	$-

Non-cash financing and investing activities:
Recognized ROU assets through lease liabilities	$-	$424,790
Conversion of loan payable to promissory note payable	$-	$1,284,103
Debt assignment to related party	$-	$1,216,440
Conversion of notes payable to common stock	$1,284,102	$-

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

Significant estimates and assumptions made by management include, but are not limited to, the recognition of revenue (including the portfolio approach used for estimating the proportional performance and breakage of multi-session service packages), the allowance for expected credit losses, the valuation of lease right-of-use assets and lease liabilities, and the valuation allowance for deferred tax assets.

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

Exchange rate used for the translation as follows:

US$ to RMB	Period End	Average
March 31, 2026	6.8980	7.1019
March 31, 2025	7.2567	7.2163

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

Impairment loss on advances to suppliers was $nil and $27,000 for the years ended March 31, 2026, and 2025, respectively.

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

Impairment loss on property and equipment was $4,007 and $nil for the years ended March 31, 2026 and 2025, respectively.

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

Sales of goods

The Company generates revenue from the sale of health and beauty products, dietary supplements, and proprietary branded health foods. Goods are sold directly to consumers through the Company’s mobile application (“App”) and physical retail stores, as well as distributed wholesale to third-party e-commerce platforms and partners. In January 2026, the Company began transitioning its business model to become a primary product supplier of proprietary brands to enhance its control over the health and wellness supply chain.

A formal contract is established when a customer places an order. The Company’s single performance obligation is the delivery of the ordered goods. The transaction price is generally fixed at the time of the order. Revenue is recognized at a point in time when the goods are delivered to (or physically purchased at) retail stores, drop-shipped, and accepted by the customer, as control transfers at that time.

The Company’s policy allows for product returns, which are treated as variable consideration. Provisions for estimated sales returns are assessed and adjusted at the end of each reporting period based on historical return rates and experience, which are generally immaterial. The Company records contract liabilities, such as customer advances, when payments are received prior to the delivery and acceptance of goods.

Offline physical therapy services

The Company provides offline physical therapy and related health services through its physical retail stores. Customers may purchase these services on a single-use (pay-on-demand) basis or through multi-session package deals that are valid for a one-year period. A formal contract is established upon payment.

For single-use services, the Company has a single performance obligation to provide the therapy session. Revenue is recognized at a point in time when the service is rendered to the customer.

For multi-session package deals, the Company has a stand-ready obligation to provide a specified number of therapy sessions over the one-year   validity period. While each treatment session represents a distinct performance obligation, the Company utilizes a stand-ready obligation approach for financial reporting purposes during the systems transition period, as precise customer-level session tracking is currently limited. Payments received in advance are initially recorded as contract liabilities (customer advances). These advance payments are non-refundable. Revenue is recognized over time as the services are utilized by the customer.

During the systems transition period for the year ended March 31, 2026, precise customer-level usage tracking was limited. Consequently, management utilized a critical accounting estimate to determine the proportional performance of these obligations based on a sample of available historical usage records applied to cohorts of contracts grouped by payment date. Management applies a constraint to these estimates to ensure it is highly probable that a significant reversal of cumulative revenue recognized will not occur. Revenue is recognized ratably based on this constrained estimate, with any remaining unconstrained balance recognized when the rights legally expire at the end of the one-year period. Changes to these estimation methods could materially impact the timing of revenue recognition.

Online platform technical operation support and maintenance services

Prior to January 2026, the Company provided technical operation support and maintenance services for online platforms, ensuring platform functionality, continuous availability, and technical support for end-users.

Revenue from these services was recognized ratably over each service period as the services were rendered, or upon completion of the service, depending on the nature of the arrangement. Billing frequency varied (e.g., weekly, monthly, quarterly, or upon completion) as specified in the respective contracts. Service fees were determined based on contract terms and structured as fixed fees, milestone-based pricing, or as a percentage of gross transaction value (GTV) generated from the customer’s e-commerce platform. Each billing period or completed service cycle represented a distinct performance obligation, with revenue recognized upon completion and invoicing. The major direct cost of providing these services was wages and salaries. In instances where payments were received in advance, they were recorded as contract liabilities (deferred revenue) until the services were delivered.

Effective January 2026, the Company formally ceased providing these technical operation support and maintenance services. Because these services were supported by highly integrated, centralized corporate resources that have been retained by the Company, the cessation of this service line does not qualify for presentation as a discontinued operation.

Principal vs. Agent Consideration

For each revenue stream, the Company is a principal because it controls the specified goods or services before they are transferred to the customer. As a principal, the Company is primarily responsible for fulfilling the contractual obligations, has discretion in establishing the price, and bears the risk of inventory or service provision until completion; therefore, revenue is recognized on a gross basis for each active revenue stream.

Contract liabilities

The Company records contract liabilities when payments are received from customers, or the Company has an unconditional right to receive payments, prior to the satisfaction of the underlying performance obligations. Contract liabilities primarily consist of customer advances and deferred revenue associated with the following:

●	Delivery of goods: Customer advances received prior to the delivery and acceptance of goods. These advances are recognized as revenue upon delivery and acceptance of the goods by customers.
●	Multi-Session package deals: Payments received in advance of services rendered. These advances are initially recorded as contract liabilities and recognized as revenue as the individual sessions are delivered to the customer, or upon expiration of the one-year term.
●	Online platform support services: Payments received in advance for online platform technical operation support and maintenance services. These amounts are recorded as deferred revenue and recognized as revenue over the period the support services are delivered.

Contract liability balances comprised of the following:

	March 31, 2026	March 31, 2025
Opening balance	$8,475	$4,345
Payments received in advance	571,997	4,130
Revenues recognized	(482,867)	-
Effect of exchange rate changes	-	-
Ending balance	$97,605	$8,475

The Company recognized revenue of $482,867 and $nil for the years ended March 31, 2026 and 2025, respectively, that was included in the contract liability balance at the beginning of each respective period.

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

The Company recognizes these expenses as incurred.

Defined Contribution Plans

The Company contributes to various government-mandated employee benefit plans in the People’s Republic of China, including pension, medical, unemployment, and housing provident funds. These contributions are made in accordance with local laws and regulations and are expensed as incurred. The Company’s obligations under these plans are limited to the amounts required to be contributed. For the years ended March 31, 2026 and 2025, the Company contributed approximately $68,666 and $165,510, respectively.

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

As of March 31, 2026 and 2025, the Company does not have any potentially dilutive instrument.

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

Segment Reporting

The Company follows the management approach for segment reporting in accordance with ASC 280, Segment Reporting. This approach is based on the way management organizes segments within the Company for making operating decisions and assessing performance. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). As the Company’s underlying operations and cost structures are highly integrated, the CODM evaluates performance and allocates resources based on consolidated financial information. Accordingly, the Company has determined that it operates as a single reportable segment. Further details regarding the Company’s segment reporting are provided in Note 13.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred net loss of $837,646 for the period ended March 31, 2026, had an accumulated deficit of $2,247,358, and working capital deficit of $459,038. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net comprised of the following:

	March 31, 2026	March 31, 2025
Accounts receivable	$30,000	$85,788
Less: Allowance for credit loss	-	-
Total, net	$30,000	$85,788

There was no allowance for credit loss expenses for the years ended March 31, 2026 and 2025, respectively.

NOTE 5 – INVENTORIES, NET

Inventories, net comprised of the following:

	March 31, 2026	March 31, 2025
Finished goods	$221,476	$-
Finished goods in transit	7,610	-
Less: Obsolete/write-down inventory	(10,050)	-
Total, net	$219,036	$-

Write-downs of inventories were $10,050 and $nil for the years ended March 31, 2026 and 2025, respectively.

NOTE 6 – OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets, net comprised of the following:

	March 31, 2026	March 31, 2025
Other receivables and prepayments	$170,131	$165,740
Security deposits	57,995	56,315
Taxes recoverable	1,811
Less: Allowance for credit loss	-	-
Total, net	$229,937	$222,055

There was no allowance for credit loss expenses for the years ended March 31, 2026 and 2025, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net comprised of the following:

	March 31, 2026	March 31, 2025
At Cost:
Leasehold improvements	$375,463	$248,614
Office furniture and equipment	67,349	22,716
Total cost	442,812	271,330
Less: Accumulated depreciation	(294,597)	(150,561)
Total, net	$148,215	$120,769

Depreciation expenses were $133,383 and $65,120 for the years ended March 31, 2026 and 2025, respectively.

Impairment losses were $4,007 and $nil for the years ended March 31, 2026 and 2025, respectively.

The Company did not dispose of any fixed assets for the years ended March 31, 2026 and 2025, respectively. Accordingly, no gain or loss on disposal of fixed assets was recognized.

NOTE 8 – INTANGIBLE ASSET, NET

Intangible asset, net comprised of the following:

	March 31, 2026	March 31, 2025
At Cost:
Patent	$14,497	$13,781
Total cost	14,497	13,781
Less: Accumulated amortization	(1,691)	(230)
Total, net	$12,806	$13,551

Amortization expenses were $1,409 and $230 for the years ended March 31, 2026 and 2025, respectively.

The amortization expenses for the succeeding five years as follows:

For the year ending March 31,
2027	$1,408
2028	1,408
2029	1,408
2030	1,408
2031	1,408
Thereafter	5,766
Total	$12,806

NOTE 9 – LOANS PAYABLE AND NOTES PAYABLE

Promissory Notes and Related Party Assignments

On December 31, 2024, the Company entered into promissory note agreements amending the terms of certain existing loan arrangements with a third-party outstanding balances of CNY 3,931,167 (approximately $538,568) and CNY 2,096,172 (approximately $287,174), including an extension of the maturity date to December 31, 2029. As a result of these amendments, the outstanding balances were reclassified from “Loans Payable” to “Notes Payable.” These notes were unsecured, non-interest-bearing, and had a stated maturity date of December 31, 2029.

On March 24, 2025, the Company borrowed CNY 2,800,000 (approximately $386,042) from another unrelated third party pursuant to a loan agreement. The loan was unsecured, non-interest-bearing, and had a stated maturity date of December 9, 2027.

On March 31, 2025, the Company entered into a tripartite debt assignment agreement (the “Tripartite Debt Assignment Agreement”) with a related party (Mr. Barry Wan), and the unrelated third-party lender mentioned above, pursuant to which the CNY 2,096,172 note, the CNY 2,800,000 loan, and the CNY 3,931,167 note were assigned to the related party under the same terms and conditions.

Debt Assignment and Conversion

On November 25, 2025, the Company cancelled the Tripartite Debt Assignment Agreement, and entered into new assignment and amendment agreements specifically for the CNY 2,096,172 and CNY 3,931,167 promissory notes (the “November Debt Assignment Agreements”). These notes were now assigned to third-party assignees and included a provision for the automatic conversion of the outstanding principal amounts into shares of the Company’s Class A common stock at a fixed conversion price.

Immediately upon the effectiveness of the amendments, the total principal of $1,284,102 from the promissory notes (one consolidated note consisting of the CNY 2,096,172 (approximately $538,568) and CNY 3,931,167 (approximately $287,174) balance, and a second consolidated note of $428,790 owing to Mr. Wan, the President of the Company, and the $29,571 owing to New Lite), as elaborated in Note 10, were automatically converted into 4,280,340 shares of the Company’s Class A common stock at $0.30 per share.

The CNY 2,800,000 loan was not included in the November Debt Assignment Agreements. Upon the cancellation of the Tripartite Debt Assignment Agreement, this loan remained outstanding under its original terms as an obligation to an unrelated third party. The loan is unsecured, non-interest-bearing, with a maturity date of December 9, 2027. As of March 31, 2026 and 2025, the Company has outstanding loans payable to the unrelated third party in the amount of $405,915 and $nil, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties comprised of the following:

	March 31, 2026	March 31, 2025
Barry Wan (“Mr. Wan”)	$980,000	$520,000
Total	$980,000	$520,000

Amounts due to related parties were unsecured, non-interest-bearing, and due on demand.

Promissory Notes Payable and Loans Payable – Related Parties

The Company had long-term notes and loans payable-related parties (Mr. Wan, the Company’s President) of $nil and $1,674,801 as of March 31, 2026 and 2025, respectively. These arrangements were unsecured and non-interest-bearing, with $385,850 repayable on December 9, 2027, and the remaining $1,288,951 repayable on December 31, 2029.

Advances from Mr. Wan

During the years ended March 31, 2026, the Company received advances from Mr. Wan, the Company’s President, for working capital purposes. The outstanding amounts due to Mr. Wan were $980,000 and $520,000 as of March 31, 2026 and 2025, respectively. The advances were unsecured, non-interest-bearing, and due on demand.

On December 31, 2024, the Company formalized a promissory note agreement with Mr. Wan in the principal amount of $428,790, with a stated maturity date of December 31, 2029. As described in Note 9, this promissory note was subsequently assigned and converted into equity.

Debt Assignment to Mr. Wan

On March 31, 2025, the Company entered into a Tripartite Debt Assignment Agreement (“TDAA”) with Mr. Barry Wan (a related party) and the unrelated third-party original lender, pursuant to which the CNY 2,096,172 ($288,860) note, the CNY 2,800,000 ($385,850) loan, and the CNY 3,931,167 ($541,730) note; were legally assigned to Mr. Wan. Following the assignment, Mr. Wan became the holder of the obligations under the same terms and conditions. The outstanding long-term notes and loans payable-related party was $nil and $1,674,801 as of March 31, 2026 and 2025, respectively.

Subsequently, on November 25, 2025, the Company cancelled the TDAA and entered into new assignment and amendment agreements with respect to the outstanding promissory notes (under “November Debt Assignment Agreements”), pursuant to which the notes were assigned to third-party assignees and amended to provide for the automatic conversion of the outstanding principal amounts into shares of the Company’s Class A common stock at a fixed conversion price. Immediately upon the effectiveness of the amendments, the outstanding promissory notes were automatically converted into equity. The CNY 2,800,000 (approximately $385,850) loan was not included in the November Debt Assignment Agreements.

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

On March 24, 2025, the Company repaid the full outstanding balance to Tairan. As a result, there were no amounts due to Tairan since then.

Advances from New Lite Ventures LLC (“New Lite”)

During the year ended March 31, 2025, the Company borrowed funds from New Lite Ventures LLC (“New Lite”), an entity controlled by Mr. Wan, for working capital purposes. The advances were unsecured, non-interest-bearing, and due on demand.

On December 31, 2024, the Company formalized a promissory note agreement with New Lite in the principal amount of $29,571, with a stated maturity date of December 31, 2029. On November 25, 2025, this promissory note was assigned to third-party assignees and converted into the Company’s Class A common stock.

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. As of March 31, 2026, deferred tax assets resulted from NOLs of approximately $302,000, respectively. The deferred tax asset has been fully reserved by a valuation allowance as the Company believes it is more likely than not that it will not realize the benefits.

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

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. NOLs can typically carried forward for a certain number of years (usually five years) to offset against future taxable income. As of March 31, 2026, the Company’s PRC operations had net operating losses which resulted in deferred tax assets of approximately $212,000. The deferred tax asset has been fully reserved for valuation allowance as the Company believes it is more likely than not that it will not realize the benefits.

Income Taxes Paid

For the years ended March 31, 2026, the Company paid income taxes of $16,635 in China and $25 in United States; and did not pay any income taxes domestically or in foreign jurisdictions for the years ended March 31, 2025.

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Years ended March 31,
	2026	2025
United States	$(650,153)	$(322,344)
Hong Kong	-	-
China	(170,833)	(398,065)
Total	$(820,986)	$(720,409)

The following table summarizes a reconciliation of income tax expense for operations, calculated at the statutory income tax rate to total income tax expense (benefit):

	Years ended March 31,
	2026	2025
Loss before income taxes	$(820,986)	$(720,409)
U.S. federal tax benefits (21%)	(136,532)	(67,692)
State tax benefit, net of federal benefits	(38,522)	(19,099)
PRC tax expenses (benefits) (25%)	(42,708)	(99,516)
Hong Kong tax benefits (16.5%)	-	-
Income tax benefits at statutory rate	(217,762)	(186,307)
Foreign tax rate differential	-	-
Change in valuation allowance	234,422	186,307
Other	-	-
Provision for income taxes expenses	$16,660	$-
Effective tax rate	(2.03)%	0%

NOTE 12 – SHAREHOLDERS’ EQUITY

The Company is authorized to issued 1,200,000,000 shares of Class A common stock, 1,200,000,000 Class B common stock, 1,200,000,000 Class C common stock, 1,200,000,000 Class D common stock, and 1,200,000,000 Class E common stock; all with a par value of $0.00001 per share.

As of March 31, 2026, the Company had 34,275,340 shares of Class A common stock issued and outstanding, and no shares of Class B, Class C, Class D, or Class E common stock were issued or outstanding.

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

During the years ended March 31, 2026, the Company issued 4,280,340 shares of Class A common stock upon the automatic conversion of promissory notes in accordance with the assignment and amendment agreements described in Note 9.

NOTE 13 – SEGMENT REPORTING

Segment Identification and Chief Operating Decision Maker

The Company operates and is managed as a single reportable segment. The Company has identified its Chief Executive Officer as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on the Company’s consolidated financial information, specifically utilizing consolidated net loss to make operating decisions. While the Company’s revenue streams across health and beauty products, technical support, and physical therapy which are distinct, the underlying operations, shared resources, and cost structures utilized to generate these revenues are highly integrated across the entire Company. Consequently, the CODM does not evaluate performance or allocate resources based on discrete financial information for the individual product or service lines.

In evaluating the Company’s single operating segment’s performance, the CODM is regularly provided with certain significant consolidated expenses. These primarily consist of cost of revenues, selling and marketing expenses, and general and administrative expenses. These costs represent significant segment expenses and are reported directly on the consolidated statements of operations. Other segment items include interest income, other income, and income tax expense.

Disaggregation of revenues

The Company disaggregates its revenue by major revenue streams, as the Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

	Years ended March 31,
	2026	2025
Sales of goods (Health and beauty products)	$180,950	$-
Technical operation support and maintenance services	711,607	817,898
Offline physical therapy services	141,828	-
Total	$1,034,385	$817,898

Geographic Information

The Company’s revenues from external customers are attributed to geographic areas based on the location of the customer. Geographic information regarding the Company’s long-lived assets, which specifically consists primarily of property, plant, and equipment, and right-of-use assets, is based on physical location.

Revenue disaggregated by geographic area based on the location of the customers is as follows:

	Years ended March 31,
	2026	2025
United States	$322,778	$-
China	711,607	817,898
Total	$1,034,385	$817,898

Long-lived assets by geographic area based on physical location is as follows:

	March 31, 2026	March 31, 2025
United States	$492,831	$423,993
China	3,066	341,291
Total, net	$495,897	$765,284

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

Operating lease expenses were $412,352 and $330,671 for the years ended March 31, 2026 and 2025, respectively. The Company did not have short-term leases or subleases for the years ended March 31, 2026 and 2025. Lease payments are fixed and increase annually according to the stated terms in the lease agreements. The Company does not have any variable lease payments.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Years ended March 31,
	2026	2025
Lease cost
Operating lease cost	$412,352	$330,671

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$72,360	$338,389
Weighted average remaining lease term – operating leases (in years)	5.59	6.57
Average discount rate – operating lease	7.00%	7.00%

The supplemental balance sheet information related to leases is as follows:

	March 31, 2026	March 31, 2025
Operating leases
Right-of-use assets	$347,682	$644,515
Operating lease liabilities	$370,793	$412,790

The undiscounted future minimum lease payment schedule as follows:

For the year ending March 31,
2027	$75,087
2028	77,340
2029	79,660
2030	82,050
2031	84,511
Thereafter	50,150
Total undiscounted lease payments	448,798
Less: interest	(78,005)
Total lease liabilities	$370,793

NOTE 15 – RISKS, COMMITMENTS AND CONTINGENCIES

Litigations and claims

To the best of the Company’s knowledge and based on information available as of March 31, 2026, the Company is not involved in any material claims or legal actions arising from the ordinary course of business. However, the Company is exposed to various risks and uncertainties that could potentially result in litigation or claims in the future. The Company continuously evaluates these contingencies and will adjust its disclosures as necessary.

Concentration Risks

For the years ended March 31, 2025, the Company derived 100% of its revenue from a single customer. Additionally, the Company has only one supplier for its primary service.

For the years ended March 31, 2026, the Company derived 50.6%   and 18.4%   of its revenue from two customers. Additionally, the Company purchased 74.1% from one supplier   for its purchased goods.

The Company is economically dependent on limited customer and supplier, and the loss of its relationship with the customer and supplier could have a material adverse effect on its financial condition, results of operations, and cash flows.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after March 31, 2026 through the date the financial statements were issued. During this period, the Company did not identify any material recognized subsequent events that require adjustment to the accompanying financial statements.

On April 1, 2026, the Company entered into a 36-month operating lease agreement for office space in Hangzhou, PRC, which commenced on April 1, 2026. The total undiscounted base rent commitment over the lease term is approximately RMB 3.87 million, which includes an initial upfront payment of approximately RMB 2.46 million. In accordance with ASC 842, the Company expects to record a material operating lease right-of-use (“ROU”) asset and corresponding lease liability on its consolidated balance sheets.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of March 31, 2026 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2026 . We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced

Barry Wan	54	Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board of Directors	2023

Mr. Barry Wan was appointed as Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board of Directors of the Company on June 16, 2023.

Barry Wan obtained a Bachelor of Science in Mechanical Engineering from Hefei University of Technology, followed by a Master’s degree from Queens College, the City University of New York. Mr. Wan is an entrepreneur with experience in the science and technology, real estate, and insurance sectors in both the United States and China. In the 2000s, he established multiple companies in the United States, including REMAX People Realty, where he served as founder and Chief Executive Officer. In the 2010s, Mr. Wan expanded his entrepreneurial activities into China, including through businesses and projects involving e-commerce, healthcare-related services, and business consulting.

Term of office

All officers and directors listed above will remain in office until the next annual meeting of stockholders and until their successors have been duly elected and qualified, or until removed from office in accordance with the Company’s bylaws. Officers are appointed annually by the Board of Directors and serve at the discretion of the Board of Directors.

Director Independence

The Board of Directors consists of one member, Mr. Barry Wan, who does not meet the independence requirements of the Nasdaq Stock Market.

Committees and Terms

The Board of Directors has not established any standing committees. The Company does not currently have an audit committee, compensation committee, or nominating committee. The Company’s Board of Directors currently performs the functions that would otherwise be performed by such committees.

Code of Ethics

The Company has not adopted a code of ethics applicable to its principal executive officer and principal financial officer. The Company expects to evaluate the adoption of a code of ethics as its business and operations develop.

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

Item 11. Executive Compensation

During the three years ended March 31, 2026, 2025, and 2024, no salaries were paid to any officers or directors.

Executive compensation during the three years ended March 31, 2026, 2025, and 2024 were as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dingshan Zhang, Former Chief Executive Officer / Chief Financial Officer (1)	2026	-	-	-	-	-	-	-	-
	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-

Jing Wan, Former Chief Executive Officer / Chief Financial Officer (2)	2026	-	-	-	-	-	-	-	-
	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-

Barry Wan, Chief Executive Officer / Chief Financial Officer (3)	2026	-	-	-	-	-	-	-	-
	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-

(1)	Mr. Zhang resigned as a Director, President, CEO and CFO of the Company on April 10, 2023.
(2)	Ms. Wan resigned as a Director, President, CEO and CFO of the Company on June 16, 2023.
(3)	Mr. Wan was appointed as a Director, President, CEO and CFO of the Company on June 16, 2023

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of March 31, 2026.

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

Item 12. Security ownership of certain beneficial owners and management

The following table sets forth, as of March 31, 2026, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by: (i) each person known by the Company to beneficially own more than 5% of the Company’s outstanding Class A Common Stock; (ii) each director; (iii) each named executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The percentage ownership set forth below is based on 34,275,340 shares of Class A Common Stock issued and outstanding as of March 31, 2026. Unless otherwise indicated, the principal address of each stockholder listed below is c/o Antiaging Quantum Living Inc., 135-27 38th Avenue, #388, Flushing, New York 11354.

Title of Class	Name and Address Of Beneficial Owner	Position	Amount and Nature Of Beneficial Ownership	Percent Of Class(1)

Class A Common Stock	New Lite Ventures LLC A.K.A New Living Ventures LLC, 135-27 38th Ave #388 Flushing, NY 11354 (2)(3)	-	29,215,000	85.24%
Class A Common Stock	Barry Wan, 135-27 38th Avenue, #388, Flushing, NY 11354	Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board	29,215,000	85.24%
Class A Common Stock	Atlantic Equity Holdings Inc., 8 The Green, Ste R, Dover, DE 19901		1,893,796	5.53%
Class A Common Stock	Empire Street Capital Inc., 136-20 38th Avenue, Ste 3D, Flushing, NY 11354 Empire Street Capital Inc., 136-20 38th Avenue, Ste 3D, Flushing, NY 11354		2,386,544	6.96%
Class A Common Stock	All directors and executive officers as a group, one person		29,215,000	85.24%

(1) Based on 34,275,340 shares of Class A Common Stock issued and outstanding as of March 31, 2026.

(2) Mr. Barry Wan may be deemed to beneficially own the shares held by New Lite Ventures LLC, also known as New Living Ventures LLC, because he wholly owns and controls New Lite Ventures LLC. The shares reported for Mr. Wan and for all directors and executive officers as a group consist of the same shares held of record by New Lite Ventures LLC and should not be double-counted.

(3) Includes 1,893,796 shares issued to Atlantic Equity Holdings Inc. upon conversion of the notes originally issued to New Lite Ventures LLC and Antiaging Doctor Hangzhou Holding Ltd.

(4) Includes 2,386,544 shares issued to Empire Street Capital Inc. upon conversion of the notes originally issued to Barry Wan and Dao Ling Doctor (Zhejiang) Health Management Limited.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has been provided office space by its President at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Related Party Transactions

In August 2019, the Company borrowed $71,000 from the Company’s former President, Mr. Dingshan Zhang. The loan was non-interest-bearing and originally matured in December 2021. During the year ended March 31, 2022, the Company repaid $17,000 to Mr. Zhang. In May 2021, the Company borrowed an additional $5,000 from Mr. Zhang. On December 29, 2021, the Company and Mr. Zhang verbally amended the loan agreement and extended the maturity date to December 31, 2023. During the year ended March 31, 2023, the Company received an additional loan in the amount of $24,300 from Mr. Zhang.

Upon consummation of the change of control transaction entered into on April 10, 2023, the balance of the $83,300 shareholder loan was waived by Mr. Zhang in its entirety, which was recognized as an equity transaction with the shareholder.

During the fiscal year ended March 31, 2025 and the fiscal year ended March 31, 2026, the Company received advances from Mr. Barry Wan, the Company’s Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board, for working capital purposes. Such advances were unsecured, non-interest-bearing, and due on demand. The outstanding balance of such advances was $980,000 and $520,000 as of March 31, 2026 and 2025, respectively.

In December 2024, the Company issued several unsecured, non-interest-bearing promissory notes, including: (i) a note in the principal amount of $428,789.50 issued to Mr. Barry Wan; (ii) a note in the principal amount of $29,571.00 issued to New Lite Ventures LLC, an entity wholly owned and controlled by Mr. Wan; (iii) two notes in the principal amounts of $287,174.00 and $538,568.00, respectively, issued by the Company’s PRC subsidiaries, Dao Ling Doctor (Zhejiang) Health Management Limited and Antiaging Doctor Hangzhou Holding Ltd., to Hemeihui E-Commerce Co., Ltd.; and (iv) a note in the principal amount of $383,598.00 issued to Tairan Baohe Insurance Sales Co., Ltd. None of these notes contained conversion features at the time of issuance.

The note issued to Tairan Baohe Insurance Sales Co., Ltd. was subsequently repaid in full and was not amended, assigned, or converted.

On November 25, 2025, the Company entered into four separate Assignment and Amendment of Promissory Note agreements with respect to the outstanding notes other than the repaid Tairan Baohe note. Pursuant to these agreements, each applicable original noteholder assigned its rights and interests in the applicable note to either Atlantic Equity Holdings Inc. or Empire Street Capital Inc., with the Company’s consent. Immediately upon each assignment, the applicable amended promissory note automatically converted into shares of the Company’s Class A Common Stock at a fixed conversion price of $0.30 per share.

As a result of the automatic conversions, the Company issued an aggregate of 4,280,340 shares of Class A Common Stock, consisting of: (i) 1,893,796 shares issued to Atlantic Equity Holdings Inc.; and (ii) 2,386,544 shares issued to Empire Street Capital Inc. No additional consideration was received by the Company in connection with the amendments, assignments, or conversions. Upon issuance of the conversion shares, the applicable amended notes were deemed fully satisfied and extinguished.

Because the promissory notes originally issued to Mr. Wan and New Lite Ventures LLC were assigned to third-party assignees prior to conversion, neither Mr. Wan nor New Lite Ventures LLC received any shares upon the automatic conversion of those notes.

Director Independence

The Board of Directors consists of one member, Mr. Barry Wan, who does not meet the independence requirements of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services

During 2026 and 2025, J&S Associate PLT, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended March 31, 2026 as contained in this Report, are estimated and included for the fiscal year ended March 31, 2025.

	Years ended March 31,
	2026	2025

Audit Fees – J&S Associate PLT	$56,400	25,000
Audit-Related Fees	$14,400	$24,000
All Other Fees	$-	$-
Total Fees	$70,400	$49,000

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by J&S Associate PLT. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with J&S Associate PLT independence as our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

3.1*	Certificate of Amendment of the Certificate of Incorporation (filed as exhibit to the Form 8-K filed with the SEC on June 21, 2024)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 2, 2016)

10.1***	Assignment and Amendment of Promissory Note, dated November 25, 2025, by and among Antiaging Quantum Living Inc., Barry Wan, as assignor, and Empire Street Capital Inc., as assignee, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.2***	Assignment and Amendment of Promissory Note, dated November 25, 2025, by and among Antiaging Quantum Living Inc., New Lite Ventures LLC, as assignor, and Atlantic Equity Holdings Inc., as assignee, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.3***	Assignment and Amendment of Promissory Note, dated November 25, 2025, by and among Antiaging Quantum Living Inc., Hemeihui E-Commerce Co., Ltd., as assignor, Antiaging Doctor Hangzhou Holding Ltd., as original maker, and Atlantic Equity Holdings Inc., as assignee, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.4***	Assignment and Amendment of Promissory Note, dated November 25, 2025, by and among Antiaging Quantum Living Inc., Hemeihui E-Commerce Co., Ltd., as assignor, Dao Ling Doctor (Zhejiang) Health Management Limited, as original maker, and Empire Street Capital Inc., as assignee, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.5***	Unanimous Written Consent of the Stockholder, dated November 25, 2025, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.6***	Promissory Note, dated December 31, 2024, by and between Antiaging Quantum Living Inc. and Barry Wan, in the principal amount of $428,789.50, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.7***	Promissory Note, dated December 31, 2024, by and between Antiaging Quantum Living Inc. and New Lite Ventures LLC, in the principal amount of $29,571.00, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.8***	Promissory Note, dated December 31, 2024, by and between Antiaging Quantum Living Inc. and Hemeihui E-Commerce Co., Ltd., in the principal amount of $538,568.00, relating to Antiaging Doctor Hangzhou Holding Ltd., incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.9***	Promissory Note, dated December 31, 2024, by and between Antiaging Quantum Living Inc. and Hemeihui E-Commerce Co., Ltd., in the principal amount of $287,174.00, relating to Dao Ling Doctor (Zhejiang) Health Management Limited, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.10***	Promissory Note, dated December 31, 2024, by and between Antiaging Quantum Living Inc. and Tairan Baohe Insurance Sales Co., Ltd., in the principal amount of $383,598.00, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Incorporated by reference to the Company’s Form 8-K as filed with the SEC on June 21, 2024.

** Filed herewith

*** Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of July, 2026.

Antiaging Quantum Living Inc.

By:	/s/ Barry Wan
Barry Wan, President
Chief Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

Dated: July 14, 2026	By:	/s/ Barry Wan
Barry Wan
CEO, CFO, Sec. and Director

EXHIBIT INDEX

3.1*	Certificate of Amendment of the Certificate of Incorporation (filed as exhibit to the Form 8-K filed with the SEC on June 21, 2024)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 2, 2016)

10.1***	Assignment and Amendment of Promissory Note, dated November 25, 2025, by and among Antiaging Quantum Living Inc., Barry Wan, as assignor, and Empire Street Capital Inc., as assignee, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.2***	Assignment and Amendment of Promissory Note, dated November 25, 2025, by and among Antiaging Quantum Living Inc., New Lite Ventures LLC, as assignor, and Atlantic Equity Holdings Inc., as assignee, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.3***	Assignment and Amendment of Promissory Note, dated November 25, 2025, by and among Antiaging Quantum Living Inc., Hemeihui E-Commerce Co., Ltd., as assignor, Antiaging Doctor Hangzhou Holding Ltd., as original maker, and Atlantic Equity Holdings Inc., as assignee, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.4***	Assignment and Amendment of Promissory Note, dated November 25, 2025, by and among Antiaging Quantum Living Inc., Hemeihui E-Commerce Co., Ltd., as assignor, Dao Ling Doctor (Zhejiang) Health Management Limited, as original maker, and Empire Street Capital Inc., as assignee, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.5***	Unanimous Written Consent of the Stockholder, dated November 25, 2025, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.6***	Promissory Note, dated December 31, 2024, by and between Antiaging Quantum Living Inc. and Barry Wan, in the principal amount of $428,789.50, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.7***	Promissory Note, dated December 31, 2024, by and between Antiaging Quantum Living Inc. and New Lite Ventures LLC, in the principal amount of $29,571.00, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.8***	Promissory Note, dated December 31, 2024, by and between Antiaging Quantum Living Inc. and Hemeihui E-Commerce Co., Ltd., in the principal amount of $538,568.00, relating to Antiaging Doctor Hangzhou Holding Ltd., incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.9***	Promissory Note, dated December 31, 2024, by and between Antiaging Quantum Living Inc. and Hemeihui E-Commerce Co., Ltd., in the principal amount of $287,174.00, relating to Dao Ling Doctor (Zhejiang) Health Management Limited, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

10.10***	Promissory Note, dated December 31, 2024, by and between Antiaging Quantum Living Inc. and Tairan Baohe Insurance Sales Co., Ltd., in the principal amount of $383,598.00, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on June 21, 2024.

**	Filed herewith *** Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 12, 2025.

