Form 10-Q
period 2026-06-30
Antiaging Quantum Living Inc.
filed 2026-08-14
CIK 1672571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, the registrant had 34,275,340 shares of Class A common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTIAGING QUANTUM LIVING INC.

ANTIAGING QUANTUM LIVING INC.

Condensed Consolidated Balance Sheets

As of June 30, 2026 and March 31, 2026

	June 30, 2026	March 31, 2026
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$608,100	$503,486
Accounts receivable, net	744,840	30,000
Inventories, net	342,386	219,036
Advances to suppliers	160,473	231,523
Other receivables and current assets	453,697	229,937
Total Current Assets	2,309,496	1,213,982
Non-Current Assets
Property and equipment, net	138,341	148,215
Intangible assets, net	12,650	12,806
Operating lease right of use asset, net	799,480	347,682
Total Non-Current Assets	950,471	508,703
Total Assets	3,259,967	1,722,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	402,632	389,582
Accounts payable - related party	24,324	-
Other payables	802,791	153,364
Due to related parties	980,000	980,000
Taxes payable	591	1,297
Contract liabilities	523,933	97,605
Operating lease liabilities - current portion	52,635	51,172
Total Current Liabilities	2,786,906	1,673,020
Non-Current Liabilities
Operating lease liabilities - non-current	481,071	319,621
Long term loans payable	987,458	405,915
Total Non-Current Liabilities	1,468,529	725,536
Total Liabilities	4,255,435	2,398,556

Commitments and Contingencies	-	-

Shareholders’ Equity
Class A Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; 34,275,340 and 29,995,000 shares issued and outstanding at June 30, 2026 and March 31, 2026	30,423	30,423
Class B Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and March 31, 2026		-
Class C Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and March 31, 2026	-	-
Class D Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and March 31, 2026	-	-
Class E Common stock, par value $0.00001 per share; 1,200,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and March 31, 2026	-	-

Additional paid-in capital	1,527,204	1,527,204
Accumulated deficit	(2,565,867)	(2,247,358)
Accumulated other comprehensive (loss) income	12,772	13,860
Total Shareholders’ Deficit	(995,468)	(675,871)
Total Liabilities and Shareholders’ Deficit	$3,259,967	$1,722,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

For the three months ended June 30, 2026 and 2025

Unaudited

	Three months ended
	June 30, 2026	June 30, 2025
Revenues, net	$730,117	$291,438
Cost of revenues	417,227	56,706
Gross profit	312,890	234,732

Operating expenses:
Selling and marketing expenses	335,484	12,612
General and administrative expenses	300,482	360,323
Total operating expenses	635,966	372,935

Loss from operations	(323,076)	(138,203)

Other income:
Interest income	39	21
Other income	4,528	10,810
Total other income	4,567	10,831

Loss before income tax	(318,509)	(127,372)

Income tax expense	-	6,000
Net loss	$(318,509)	$(133,372)

Weighted average shares outstanding
Basic and diluted	34,275,340	29,995,000

Loss per share
Basic and diluted	$(0.0093)	$(0.0045)

Comprehensive loss:
Net loss	$(318,509)	$(133,372)
Other comprehensive loss:
Foreign currency translation adjustment	(1,088)	(7,937)
Total comprehensive loss	$(319,597)	$(141,309)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the three months ended June 30, 2026 and 2025

Unaudited

	Class A Common stock		Additional		Accumulated other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total

Balance at March 31, 2026	34,275,340	$30,423	$1,527,204	$(2,247,358)	$13,860	$(675,871)
Conversion of notes payable to common stock
Net loss	-	-	-	(318,509)	-	(318,509)
Foreign currency translation adjustment	-	-	-	-	(1,088)	(1,088)
Balance at June 30, 2026	34,275,340	$30,423	$1,527,204	$(2,565,867)	$12,772	$(995,468)

Balance at March 31, 2025	29,995,000	$29,995	$243,530	$(1,409,712)	$6,170	$(1,130,017)

Net loss	-	-	-	(133,372)	-	(133,372)
Foreign currency translation adjustment	-	-	-	-	(7,937)	(7,937)
Balance at June 30, 2025	29,995,000	$29,995	$243,530	$(1,543,084)	$(1,767)	$(1,271,326)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended June 30, 2026 and 2025

Unaudited

	Three months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net loss	$(318,509)	$(133,372)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	10,291	35,782
Amortization of operating lease ROU assets	54,176	98,337
Write-off assets	-	3,934
Changes in assets and liabilities
Increase in accounts receivable	(712,859)	(187,547)
Increase in inventories	(121,528)	-
Decrease in advances to suppliers	74,686	16,386
Increase in prepaid expenses	(193,785)	-
(Increase) decrease in other receivables and current assets	(7,656)	1,282
Increase in customer advances	30,731	-
(Decrease) increase in accounts payable	(63,763)	14,934
Increase in bank overdraft	24,253	-
Increase (decrease) in accrued expenses and other payables	700,050	(22,655)
Increase in taxes payable	-	6,177
Increase in contract liabilities	394,453	-
Decrease in operating lease liabilities	(342,224)	(18,000)
Net cash used in operating activities	(471,684)	(184,742)

Cash flows from investing activities
Purchase of fixed assets	-	(1,089)
Net cash used in investing activities	-	(1,089)

Cash flows from financing activities
Proceeds from borrowings	573,126	-
Proceeds from related party advances	-	220,000
Net cash provided by financing activities	573,126	220,000

Net increase of cash and cash equivalents	101,442	34,169
Effect of foreign currency translation on cash and cash equivalents	3,172	1,007
Cash and cash equivalents – beginning	503,486	370,549
Cash and cash equivalents – ending	$608,100	$405,725

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing and investing activities:
Recognized ROU assets through lease liabilities	$504,630	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANTIAGING QUANTUM LIVING INC

NOTES TO FINANCIAL STATEMENTS

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

The Company’s current business operations primarily focus on the supply and distribution of proprietary health and beauty products and the provision of offline physical therapy and related health services. During the fiscal year ended March 31, 2026, the Company initiated a strategic transition away from third-party agency and technical platform operations. Pursuant to board authorization in June 2025, the Company ceased its online platform technical operation support and maintenance services in staggered phases, concluding in September 2025 and January 2026.

The Company views this transition as a strategic pivot intended to enhance its brand value and establish long-term control over its product supply chain. The transition has materially affected, and is expected to continue to affect, the Company’s revenue composition and the comparability of its historical results of operations to future periods.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026 filed with the Securities and Exchange Commission (“SEC”) on July 14, 2026.

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

Exchange rate used for the translation as follows:

US$ to RMB	Period End	Average
June 30, 2026	6.7851	6.8048
March 31, 2026	6.8980	7.1019
June 30, 2025	7.1636	7.2331

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

Impairment loss on advances to suppliers was $nil for the three months ended June 30, 2026 and 2025, respectively.

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

Impairment loss on property and equipment was $nil and $3,934 for the three months ended June 30, 2026 and 2025, respectively.

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

Contract liabilities

The Company records contract liabilities when payments are received from customers, or the Company has an unconditional right to receive payments, prior to the satisfaction of the underlying performance obligations. Contract liabilities primarily consist of customer advances and deferred revenue associated with the following:

●	Delivery of goods: Customer advances received prior to the delivery and acceptance of goods. These advances are recognized as revenue upon delivery and acceptance of the goods by customers.
●	Multi-Session package deals: Payments received in advance of services rendered. These advances are initially recorded as contract liabilities and recognized as revenue as the individual sessions are delivered to the customer, or upon expiration of the one-year term.
●	Online platform support services: Payments received in advance for online platform technical operation support and maintenance services. These amounts are recorded as deferred revenue and recognized as revenue over the period the support services are delivered.

Contract liability balances comprised of the following:

	June 30, 2026	March 31, 2026
Opening balance	$97,605	$8,475
Payments received in advance	431,332	571,997
Revenues recognized	(6,148)	(482,867)
Effect of exchange rate changes	1,144	-
Ending balance	$523,933	$97,605

The Company recognized revenue of $6,148 and $nil for the three months ended June 30, 2026 and 2025, respectively, that was included in the contract liability balance at the beginning of each respective period.

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

Defined Contribution Plans

The Company contributes to various government-mandated employee benefit plans in the People’s Republic of China, including pension, medical, unemployment, and housing provident funds. These contributions are made in accordance with local laws and regulations and are expensed as incurred. The Company’s obligations under these plans are limited to the amounts required to be contributed. For the three months ended June 30, 2026 and 2025, the Company contributed approximately $86,574 and $12,570, respectively.

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

As of June 30, 2026 and March 31, 2026, the Company does not have any potentially dilutive instrument.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred net loss of $318,509 for the period ended June 30, 2026, had an accumulated deficit of $2,565,867, and working capital deficit of $35,265. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net comprised of the following:

	June 30, 2026	March 31, 2026
Accounts receivable	$744,840	$30,000
Less: Allowance for credit loss	-	-
Total, net	$744,840	$30,000

There was no allowance for credit loss expenses for the three months ended June 30, 2026 and 2025, respectively.

NOTE 5 – INVENTORIES, NET

Inventories, net comprised of the following:

	June 30, 2026	March 31, 2026
Finished goods	$164,534	$221,476
Finished goods in transit	187,902	7,610
Less: Obsolete/write-down inventory	(10,050)	(10,050)
Total, net	$342,386	$219,036

Write-downs of inventories were $nil and $nil for the three months ended June 30, 2026 and 2025, respectively.

NOTE 6 – OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets, net comprised of the following:

	June 30, 2026	March 31, 2026
Other receivables and prepayments	$384,458	$170,131
Security deposits	58,560	57,995
Taxes recoverable	-	1,811
Less: Allowance for credit loss	10,679	-
Total, net	$453,697	$229,937

There was no allowance for credit loss expenses for the three months ended June 30, 2026 and 2025, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net comprised of the following:

	June 30, 2026	March 31, 2026
At Cost:
Leasehold improvements	$379,747	$375,463
Office furniture and equipment	67,447	67,349
Total cost	447,194	442,812
Less: Accumulated depreciation	(308,853)	(294,597)
Total, net	$138,341	$148,215

Depreciation expenses were $9,924 and $35,436 for the three months ended June 30, 2026 and 2025, respectively.

Impairment losses were $nil and $3,934 for the three months ended June 30, 2026 and 2025, respectively.

The Company did not dispose of any fixed assets for the three months ended June 30, 2026 and 2025, respectively. Accordingly, no gain or loss on disposal of fixed assets was recognized.

NOTE 8 – INTANGIBLE ASSET, NET

Intangible asset, net comprised of the following:

	June 30, 2026	March 31, 2026
At Cost:
Patent	$14,738	$14,497
Total cost	14,738	14,497
Less: Accumulated amortization	(2,088)	(1,691)
Total, net	$12,650	$12,806

Amortization expenses were $367 and $346 for the three months ended June 30, 2026 and 2025, respectively.

The amortization expenses for the succeeding five years as follows:

For the year ending March 31,
2027 (9 months remaining)	$1,105
2028	1,474
2029	1,474
2030	1,474
2031	1,474
Thereafter	5,649
Total	$12,650

NOTE 9 – LOANS PAYABLE AND NOTES PAYABLE

Promissory Notes and Related Party Assignments

On December 31, 2024, the Company entered into promissory note agreements amending the terms of certain existing loan arrangements with a third-party outstanding balance of CNY 3,931,167 (approximately $538,568) and CNY 2,096,172 (approximately $287,174), including an extension of the maturity date to December 31, 2029. As a result of these amendments, the outstanding balances were reclassified from “Loans Payable” to “Notes Payable.” These notes were unsecured, non-interest-bearing, and had a stated maturity date of December 31, 2029.

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

Promissory Notes Payable and Loans Payable – Third Parties

The Company entered into two loan agreements with a third party for a principal amount of CNY 4,200,000 in April 2026 and CNY 2,000,000 in May 2026. These loans are unsecured, non-interest-bearing, and have maturity dates of March 31, 2029, and May 14, 2029, respectively.

On March 24, 2025, the Company borrowed CNY 2,800,000 (approximately $386,042) from a third party pursuant to a loan agreement. The loan was unsecured, non-interest-bearing, and had a stated maturity date of December 9, 2027. The Company repaid CNY 2,300,000 during the three months ended June 30, 2026, and the outstanding balance of the loan was CNY 500,000 as of June 30, 2026 (compared to CNY 2,800,000 as of March 31, 2026).

As of June 30, 2026 and March 31, 2026, the Company had long-term notes and loans payable to third parties of $987,458 and $405,915.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties comprised of the following:

	June 30, 2026	March 31, 2026
Barry Wan (“Mr. Wan”)	$980,000	$980,000
Total	$980,000	$980,000

Amounts due to related parties were unsecured, non-interest-bearing, and due on demand.

Advances from Mr. Wan

The Company received advances from Mr. Wan, the Company’s President, for working capital purposes from time to time. The outstanding amounts due to Mr. Wan were $980,000 and $980,000 as of June 30, 2026 and March 31, 2026, respectively. The advances were unsecured, non-interest-bearing, and due on demand.

On December 31, 2024, the Company formalized a promissory note agreement with Mr. Wan in the principal amount of $428,790, with a stated maturity date of December 31, 2029. As described in Note 9, this promissory note was subsequently assigned and converted into equity.

Debt Assignment to Mr. Wan

On March 31, 2025, the Company entered into a Tripartite Debt Assignment Agreement (“TDAA”) with Mr. Barry Wan (a related party) and the unrelated third-party original lender, pursuant to which the CNY 2,096,172 ($288,860) note, the CNY 2,800,000 ($385,850) loan, and the CNY 3,931,167 ($541,730) note; were legally assigned to Mr. Wan. Following the assignment, Mr. Wan became the holder of the obligations under the same terms and conditions. The outstanding long-term notes and loans payable-related party was $nil as of June 30, 2026 and March 31, 2026, respectively.

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. As of June 30, 2026, deferred tax assets resulted from NOLs of approximately $318,000, respectively. The deferred tax asset has been fully reserved by a valuation allowance as the Company believes it is more likely than not that it will not realize the benefits.

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

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. NOLs can typically carried forward for a certain number of years (usually five years) to offset against future taxable income. As of June 30, 2026, the Company’s PRC operations had net operating losses which resulted in deferred tax assets of approximately $271,000. The deferred tax asset has been fully reserved for valuation allowance as the Company believes it is more likely than not that it will not realize the benefits.

Income Taxes Paid

For the three months ended June 30, 2026, the Company paid income taxes of $nil in China and $nil in United States; and did not pay any income taxes domestically or in foreign jurisdictions for the three months ended June 30, 2025

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Three months ended June 30,
	2026	2025
United States	$(78,991)	$(212,309)
Hong Kong	-	-
China	(239,518)	84,937
Total	$(318,509)	$(127,372)

The following table summarizes a reconciliation of income tax expense for operations, calculated at the statutory income tax rate to total income tax expense (benefit):

	Three months ended June 30,
	2026	2025
Loss before income taxes	$(318,509)	$(127,372)
U.S. federal tax benefits (21%)	(16,589)	(44,585)
State tax benefit, net of federal benefits	(4,680)	(12,579)
PRC tax expenses (benefits) (25%)	(59,880)	21,234
Hong Kong tax benefits (16.5%)	-	-
Income tax benefits at statutory rate	(81,149)	(35,930)
Foreign tax rate differential	-	-
Change in valuation allowance	81,149	41,930
Other	-	-
Provision for income taxes expenses	$-	$6,000
Effective tax rate	0%	0%

NOTE 12 – SHAREHOLDERS’ EQUITY

The Company is authorized to issued 1,200,000,000 shares of Class A common stock, 1,200,000,000 Class B common stock, 1,200,000,000 Class C common stock, 1,200,000,000 Class D common stock, and 1,200,000,000 Class E common stock; all with a par value of $0.00001 per share.

As of June 30, 2026, the Company had 34,275,340 shares of Class A common stock issued and outstanding, and no shares of Class B, Class C, Class D, or Class E common stock were issued or outstanding.

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

During the year ended March 31, 2026, the Company issued 4,280,340 shares of Class A common stock upon the automatic conversion of promissory notes in accordance with the assignment and amendment agreements described in Note 9.

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

	Three months ended June 30,
	2026	2025
Sales of goods (Health and beauty products)	$743,969	$-
Technical operation support and maintenance services		291,438
Offline physical therapy services	(13,852)	-
Total	$730,117	$291,438

Geographic Information

The Company’s revenues from external customers are attributed to geographic areas based on the location of the customer. Geographic information regarding the Company’s long-lived assets, which specifically consists primarily of property, plant, and equipment, and right-of-use assets, is based on physical location.

Revenue disaggregated by geographic area based on the location of the customers is as follows:

	Three months ended June 30,
	2026	2025
United States	$36,148	$-
China	693,969	291,438
Total	$730,117	$291,438

Long-lived assets by geographic area based on physical location is as follows:

	June 30, 2026	March 31, 2026
United States	$470,628	$492,831
China	467,193	3,066
Total, net	$937,821	$495,897

NOTE 14 – LEASES

The Company has various operating leases for its office space and retail space.

On April 1, 2026, the Company entered into a 36-month operating lease agreement for office space in Hangzhou, PRC, which commenced on April 1, 2026. The total undiscounted base rent commitment over the lease term is approximately RMB 3.87 million, which includes an initial upfront payment of approximately RMB 2.46 million. In accordance with ASC 842, the Company recognized an operating lease right-of-use asset and corresponding lease liability upon commencement of the lease.

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

Operating lease expenses were $102,586 and $98,337 for the three months ended June 30, 2026 and 2025, respectively. The Company had short-term leases while did not have any subleases for the three months ended June 30, 2026 and 2025. Lease payments are fixed and increase annually according to the stated terms in the lease agreements. The Company does not have any variable lease payments.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three months ended June 30,
	2026	2025
Lease cost
Operating lease cost	$102,586	$98,337

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$342,224	$18,000
Weighted average remaining lease term – operating leases (in years)	4.04	6.25
Average discount rate – operating lease	5.88%	7.00%

The supplemental balance sheet information related to leases is as follows:

	June 30, 2026	March 31, 2026
Operating leases
Right-of-use assets	$799,480	$347,682
Operating lease liabilities	$533,706	$370,793

The undiscounted future minimum lease payment schedule as follows:

For the year ending March 31,
2027 (9 months remaining)	$56,547
2028	267,633
2029	79,660
2030	82,050
2031	84,511
Thereafter	50,150
Total undiscounted lease payments	620,551
Less: interest	(86,845)
Total lease liabilities	$533,706

NOTE 15 – RISKS, COMMITMENTS AND CONTINGENCIES

Litigations and claims

To the best of the Company’s knowledge and based on information available as of June 30, 2026, the Company is not involved in any material claims or legal actions arising from the ordinary course of business. However, the Company is exposed to various risks and uncertainties that could potentially result in litigation or claims in the future. The Company continuously evaluates these contingencies and will adjust its disclosures as necessary.

Concentration Risks

For the three months ended June 30, 2026, the Company derived 19% and 71% of its revenue from two customers. Additionally, the Company has only one supplier for its primary service.

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

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2026 through the date the financial statements were issued. During this period, the Company did not identify any material recognized subsequent events that require adjustment to the accompanying financial statements.

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

Results of Operation for the three months ended June 30, 2026 and 2025

	2026	2025	$ Changed	% Changed
Revenue	730,117	291,438	438,679	150.52%
Cost of revenues	417,227	56,706	360,521	635.77%
Gross profit	312,890	234,732	78,158	33.30%
Gross margin	42.85%	80.54%		(37.69)%
Selling, general and administrative expenses	635,966	372,935	263,031	70.53%
Loss from operations	(323,076)	(138,203)	(184,873)	133.77%
Other income (loss)	4,567	10,831	(6,264)	(57.83)%
Income tax expenses	-	6,000	(6,000)	(100.00)%
Net loss	(318,509)	(133,372)	(185,137)	138,.81%

During the three months ended June 30, 2026 and 2025, the Company generated revenues of $730,117 and $291,438, respectively, representing an increase of $438,679. This overall increase, as well as the complete shift in revenue mix, is a direct result of our previously disclosed strategic transition. For the three months ended June 30, 2025, our revenue consisted entirely of legacy online platform services. In the current year period ended June 30, 2026, those legacy services were completely phased out, and our revenue was generated entirely from our new core business model: proprietary health/beauty products ($743,969) and therapy services ($(13,852).

Cost of revenues was $417,227 and $56,706 for the three months ended June 30, 2026 and 2025, respectively. Gross profit increased to $312,890 (gross margin of 42.85%) for the three months ended June 30, 2026, as compared to gross profit of $234,732 (gross margin of 80.54%) for three months ended June 30, 2025. However, gross margin decreased from 80.54% to 42.9% primarily because of our strategic transition away from high-margin online platform services to the sale of physical health and beauty products which the direct costs are associated with purchased inventory from our suppliers.

The Company incurred operating expenses of $635,966 and $372,935 for the three months ended June 30, 2026 and 2025, respectively. Operating expenses generally consists of rent and facility expenses, wages and salaries, legal and professional fees. The increase in operating expenses was mainly due to the increase in rental and facility costs.

For the three months ended June 30, 2026, the Company had interest income of $39 and subsidy income of $4,528, as compared to the three months ended June 30, 2025, the Company received renovation subsidy of $10,810 in addition to interest income of $21.

For the three months ended June 30, 2026, our net loss was $318,509 compared to a net loss of $133,372 for the three months ended June 30, 2025. The increase in net loss is mainly due to the increased operating expenses.

Historically, the delivery of our technical and platform services did not utilize dedicated, standalone operational teams or separate infrastructure. Instead, these services were supported by highly integrated, centralized corporate resources, including shared administrative personnel, centralized accounting and sales teams, and shared server infrastructure.

Following the cessation of the technical services in fiscal year ended March 31, 2026, the Company has retained these shared personnel and infrastructural resources in their entirety. We have repurposed these assets to support the expansion and scaling of our continuing proprietary health products and therapy service lines. Consequently, while our consolidated revenues will materially decrease in the near term due to the loss of the technical service revenue, our general and administrative (G&A) expenses and overall operating cost structure will not experience a proportional decrease.

Because these centralized resources have been retained and absorbed by our continuing operations, and should expect near-term margin compression as our retained organizational overhead is now supported by a smaller, albeit strategically refocused, revenue base.

Equity and Capital Resources

As of June 30, 2026, we had an accumulated deficit of $2,565,867 and working capital deficit of $477,410, compared to accumulated deficit of $2,247,358 and a working capital deficit of $459,038 as of March 31, 2026. The increase in the working capital was primarily driven by a $712,859 increase in accounts receivables.

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

The Company’s net loss was partially offset by non-cash expenses which primarily included $10,291 in depreciation and amortization, and $54,176 in amortization related to right-of-use (ROU) assets associated with leased office and retail spaces and leasehold improvements. Operating cash activities was further impacted by an increase of $121,528 in inventories, increase in accounts receivable of $712,859, and a $74,686 decrease in advances to suppliers, which were partially offset by a $63,763 decrease in accounts payables and a $342,224 decrease in operating lease liabilities, resulting in net cash used in operating activities of $471,684 for the three months ended June 30, 2026.

During the three months ended June 30, 2026 and 2025, the Company purchased fixed assets and intangible assets totaling $nil and $1,089, respectively.

During the three months ended June 30, 2026 and 2025, the Company received advances of $nil and $220,000 from related parties for working capital purposes, which shareholders are prepared to provide additional funding as needed. The Company also borrowed $573,126 and $nil from an unrelated third party during the three months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, we held approximately $608,100 in cash and cash equivalents. Our liabilities are primarily funded by shareholder loans and unrelated parties’ loans, which do not require immediate repayment. Operations are continuing as usual, and management is committed to implementing expense control measures in the near term to support liquidity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ANTIAGING QUANTUM LIVING INC

Date: August 14, 2026	/s/ Barry Wan
Barry Wan, Chief Executive Officer

Date: August 14, 2026	/s/ Barry Wan
Barry Wan, Chief Financial Officer

